Form 10-Q
period 2024-09-30
Principal Credit Real Estate Income Trust
filed 2024-11-12
CIK 2026448

As filed with the Securities and Exchange Commission on November 12, 2024
File No.  000-56670
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ___ to ___
Commission File Number 000-56670
________________________________________________________________________________
Principal Credit Real Estate Income Trust
(Exact name of registrant as specified in charter)

Maryland	99-3313328
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

711 High Street Des Moines, Iowa	50392
(Address of principal executive offices)	(Zip Code)
(800) 787-1621
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
As of November 12, 2024, the registrant had 50 common shares, $0.01 par value outstanding.

Document Fiscal Year Focus	2024
Document Fiscal Period Focus	Q3
Current Fiscal Year End Date	2024-12-31
Entity Central Index Key	0002026448
Amendment Flag	FALSE

ii

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Unaudited Condensed Balance Sheets as of June 30, 2024 and September 30, 2024	1
Unaudited Condensed Statements of Operations For the Period from May 22, 2024 through September 30, 2024 and For the Three Months Ended September 30, 2024	2
Unaudited Condensed Statements of Changes in and Equity as of May 22, 2024, June 30, 2024, and September 30, 2024	3
Unaudited Condensed Statements of Cash Flows For the Period from May 22, 2024 through September 30, 2024 and For the Three Months Ended September 30, 2024	4
Notes to Financial Statements (Unaudited)	5
1.Organization and Business Purpose	5
2. Summary of Significant Accounting Policies	5
3. Equity and Redeemable Common Shares	7
4. Related Party Transactions	8
5. Economic Dependency	9
6. Commitments and Contingencies	9
7. Subsequent Events	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4. Controls and Procedures.	22
PART II. OTHER INFORMATION	23
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 1A. RISK FACTORS.	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	24
ITEM 4. MINE SAFETY DISCLOSURES.	24
ITEM 5. OTHER INFORMATION.	24
ITEM 6. EXHIBIT LIST.	27
SIGNATURES	28

iii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Principal Credit Real Estate Income Trust Condensed Balance Sheets (Unaudited)
ASSETS	As of September 30, 2024	As of June 30, 2024
Cash and cash equivalents	$714	$1,000
Total assets	$714	$1,000
LIABILITIES & EQUITY
Total liabilities	$—	$—
Commitments and contingencies (Note 6)	—	—
Redeemable common shares (Note 3)	1,000	1,000
Equity
Accumulated deficit	$(286)
Total equity	$(286)	$—
Total liabilities and equity	$714	$1,000
The accompanying notes are an integral part of the condensed financial statements.

Principal Credit Real Estate Income Trust Condensed Statements of Operations (Unaudited)
	For the Three Months Ended September 30, 2024	For the Period from May 22, 2024 (Date of Formation) through September 30, 2024
Revenues
Total Revenues	$—	$—
Expenses
General and administrative	286	286
Total Expenses	286	286
Net loss	(286)	(286)
Net loss per redeemable common share, basic and diluted	$(5.72)	$(7.73)
Weighted average redeemable common shares outstanding, basic and diluted	50	37
The accompanying notes are an integral part of the condensed financial statements.

Principal Credit Real Estate Income Trust Condensed Statements of Changes in Equity (Unaudited)
	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance at June 30, 2024	$—	$—
Net loss	(286)	(286)
Balance at September 30, 2024	$(286)	$(286)

	Accumulated Deficit and Cumulative Distributions	Total Equity
Balance at May 22, 2024 (Date of Formation)	$—	$—
Net loss	(286)	(286)
Balance at September 30, 2024	$(286)	$(286)
    The accompanying notes are an integral part of the condensed financial statements.

Principal Credit Real Estate Income Trust Condensed Statements of Cash Flows (Unaudited)
	For the Three Months Ended September 30, 2024	For the Period from May 22, 2024 (Date of Formation) through September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(286)	$(286)
Net cash used in operating activities	$(286)	$(286)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of redeemable common shares	—	1,000
Net cash provided by financing activities	—	$1,000
Net increase/(decrease) in cash and cash equivalents	$(286)	$714
Cash and cash equivalents, beginning of period	1,000	—
Cash and cash equivalents, end of period	$714	$714
The accompanying notes are an integral part of the condensed financial statements.

Principal Credit Real Estate Income Trust
Notes to Financial Statements (Unaudited)
1.Organization and Business Purpose
Principal Credit Real Estate Income Trust (the “Company”) was formed on May 22, 2024 (“Date of Formation”), as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2025. The Company is managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG.” The Company entered into a Dealer Manager Agreement with Principal Funds Distributor, Inc., a Washington corporation and affiliate of Principal Real Estate (the “Dealer Manager”). The Dealer Manager is registered as a broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”).
The Company was organized to originate, acquire, finance, manage and dispose of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, "CRE Debt Investments"), diversified across both geography and asset class. To a lesser extent, the Company may invest in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company believes its other real estate-related debt securities will help maintain liquidity to satisfy any share repurchases it chooses to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income. The Company will seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flow. The Company seeks to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate.
As of September 30, 2024, the Company has neither purchased nor contracted to purchase any investments. The Adviser has identified a pipeline of CRE Debt Investments in which it is probable that the Company will invest in during the fourth quarter of 2024.
2.Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed financial statements.
Basis of Presentation
The accompanying unaudited condensed financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and include the accounts of the Company. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable and prudent.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk. The Company did not hold cash equivalents as of September 30, 2024.

Fair Value Option
The Company will elect the fair value option for certain eligible financial assets and liabilities including CRE debt investments, real estate-related debt securities and liabilities associated with borrowing facilities. The fair value elections will be made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock. The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance will be required to be reported separately on the Company’s condensed balance sheet from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
Organization and Offering Expenses
The Adviser has agreed to advance organization and offering expenses associated with this offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of the Company’s operating expenses that the Adviser incurs on behalf of the Company through the first anniversary of the initial closing (the “Initial Retail Closing”) of the Company’s continuous, blind pool private offering (the “Offering”) that includes non-Anchor Investors (as defined below). The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date.
As of September 30, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.6 million and $1.1 million, respectively. These organization and offering expenses are not recorded in the accompanying condensed balance sheet because such costs are not the Company’s liability until the date on which it commences operations associated with the Initial Retail Closing. When recorded by the Company, organizational expenses and operating expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the condensed balance sheet.
Operating Expenses
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through the Initial Retail Closing of the continuous private offering. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing. Operating expenses incurred after the first anniversary of the Initial Retail Closing will be paid by the Company as incurred. As of September 30, 2024, general and administrative expenses in the amount of $0.1 million were incurred. These operating expenses are not recorded in the accompanying condensed financial statements because such costs are not the Company’s liability until the date of the Initial Retail Closing. When recorded by the Company, operating expenses will be expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Income Taxes
For the taxable year ending December 31, 2024, the Company intends to be taxed as a corporation and will be subject to certain federal income tax on its taxable income (and may be subject to certain state and local taxes on income or assets, depending on Company holdings). The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and assets , including (1) taxes on undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements.
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before either the Company is able to realize their benefit or that future deductibility is uncertain.
The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, given the Company was recently formed during the year, the Company provided a full valuation allowance against its tax assets resulting from the tax losses as of September 30, 2024.
3.Equity and Redeemable Common Shares
As of July 19, 2024, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”), and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The Company intends to undertake the Offering, pursuant to which it will offer and sell its common shares to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), including common shares classified as Class T shares, common shares classified as Class S shares, common shares classified as Class D shares, common shares classified as Class I shares, and common shares classified as Class E shares. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance fees. The initial per share purchase price for each class of common share (other than Class A shares) sold in the Offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class A shares issued to the Anchor Investors, in connection with the Anchor Investment (as defined below) (which is deemed to be $20.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class S shares, Class T shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common share will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (collectively, referred to as, the “Anchor Investment”). As of September 30, 2024, no Anchor Investor has purchased any Class A shares in connection with the Anchor Investment.

On June 25, 2024 (“Date of Initial Capitalization”), the Company was capitalized with a $1,000 investment by Principal Real Estate. Because employees of Principal Real Estate have the ability to cause the Company to repurchase the shares issued for this investment for cash, the Company has classified these redeemable common shares as mezzanine equity on the Company’s Condensed Balance Sheet. The Company intends to repurchase these initial redeemable common shares at a price equal to $20.00 per share at such time.

	Redeemable Common Shares	Total
Balance at May 22, 2024 (Date of Formation)	$—	$—
Issuance of Redeemable Common Shares	1,000	1,000
Balance at September 30, 2024	$1,000	$1,000
4.Related Party Transactions
Principal Life intends to purchase a total of $75 million of Class A shares. As of September 30, 2024, Principal Life has not purchased any Class A shares in connection with this commitment.
On July 19, 2024, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will be responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser will be paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. As of September 30, 2024, there is no management fee accrued as there were no shares outstanding other than redeemable common shares.
Performance Fee
In addition, the Adviser will be entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the “Applicable Quarterly Hurdle Rate,” which is expressed as a rate of return on average adjusted capital, equal to (x) the 90-day average of the Secured Overnight Financing Rate (“90-Day Average SOFR”) as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan.
Once the Company’s Core Earnings in any calendar quarter exceed the Applicable Quarterly Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Applicable Quarterly Hurdle Rate, until the Company’s Core Earnings for such quarter equal the result of (i) the Applicable Quarterly Hurdle Rate, divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company will not pay the Adviser a performance fee with respect to the Class E shares or Class A shares.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of September 30, 2024, there is no performance fee accrued as there were no shares outstanding other than redeemable common shares and the Company had not commenced operations.
The Company may retain the Adviser and/or certain of its affiliates, from time to time, for services relating to its investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees paid to the Adviser’s affiliates for any such services will not reduce the management fee. In addition, such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to its activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC and SEC, reports, disclosures, and/or other regulatory filings of the Adviser and its affiliates relating to its activities (including its pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to the Company and investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, sub-advised and/or managed by Principal Real Estate or its affiliates, whether currently in existence or subsequently established)). As of September 30, 2024, no such services were provided by the Adviser and/or its affiliates to the Company.
5.Economic Dependency
The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
6.Commitments and Contingencies
As of September 30, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
7.Subsequent Events
The Company evaluated events subsequent to September 30, 2024, through November 12, 2024, the date the condensed financial statements were available to be issued.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class I shares Class E shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). The foregoing description of each of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Dealer Manager Agreement
On November 11, 2024, the Company and Principal Funds Distributor, Inc. entered into the Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class F-I shares of the Company. The foregoing summary descriptions of the Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement, copies of which are included as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Second Amended and Restated Declaration of Trust
On November 11, 2024, the Company adopted the Second Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class F-I shares. The foregoing summary description of the Amended Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Amended and Restated Advisory Agreement
On November 11, 2024, the Company and the Adviser entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to make certain updates to reflect the designation of the new Class F-I shares of the Company. The foregoing summary description of the Amended Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Advisory Agreement, a copy of which is included as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Distribution Reinvestment Plan
In addition, effective as of November 11, 2024, the Board adopted a distribution reinvestment plan (the “DRP”), whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The foregoing description of each of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
References herein to “Principal Credit Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Principal Credit Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Information
Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment and lending strategies;
•our ability to source adequate investment and lending opportunities to efficiently deploy capital;
•our current and expected financing arrangements;

•the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Adviser or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the assets in which we may invest.
In addition, our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of Post-Effective Amendment No. 1 to our Registration Statement filed with the SEC, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
•our portfolio may be concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a REIT for U.S. federal income tax purposes;
•since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our common shares are generally based on our prior month’s NAV and are not based on any public trading market; and
•future changes in laws or regulations and conditions in our operating areas.

Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.
Overview
We are a Maryland statutory trust formed on May 22, 2024. We are managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG.”
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by focusing on high quality real assets with current cash-flow and/or limited business plan risk;
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
We may not achieve our investment objectives. See Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC.
Our investment strategy will be focused on originating, acquiring, financing managing and disposing of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments“), diversified across both geography and asset class. To a lesser extent, the Company may invest in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. Our CRE loans are expected to be primarily secured by properties in the U.S. and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.
Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegate to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
We will be structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. For the taxable year ending December 31, 2024 the Company intends to be taxed as a corporation and will be subject to certain federal income tax on its taxable income (and may be subject to certain state and local taxes on income or assets, depending on Company holdings). We intend to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT, for taxable year ending December 31, 2025.
We will be conducting a blind pool continuous private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Form 10-Q.
Key Components of Our Results from Operations
Revenues
On June 25, 2024, we were capitalized through the purchase of 50 common shares for an aggregate purchase price of $1,000 by Principal Real Estate Investors, LLC, the Adviser. As of November 12, 2024, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to November 12, 2024, was our initial capitalization and preparation for our proposed fundraising through our continuous private offering.
As of November 12, 2024, we had neither originated nor acquired any investments that will be funded with the net proceeds from our continuous private offering. The number and type of investments that we originate or acquire will depend upon market conditions, the amount of proceeds we raise in our continuous private offering and other circumstances existing at the time of our operations and investment activities.
We will seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate. We expect to create synergies with Principal Real Estate’s existing debt capabilities by leveraging its significant scale and existing relationships to source ample lending opportunities.
Expenses
Pursuant to the Advisory Agreement between the Company and the Adviser (the “Advisory Agreement”), the Adviser will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 4 “Related Party Transactions” to the Company’s unaudited condensed financial statements as of and for the period from May 22, 2024 (Date of Formation) through September 30, 2024, certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company.
Pursuant to the terms of the Advisory Agreement, the Adviser will be responsible for, among other things:
•managing the Company’s assets in accordance with its investment objective, policies and restrictions;
•determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolios and the manner of implementing such changes;
•making investment decisions for the Company and monitoring the Company’s investments;
•engaging and supervising, on the Company’s behalf, agents and service providers to assist in making and managing the Company’s investments;
•determining valuations of the Company’s assets;
•performing due diligence on prospective portfolio investments;
•recommending the appropriate level of leverage and debt financing;
•exercising voting rights in respect of portfolio securities and other investments for the Company; and
•providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.
Pursuant to the Advisory Agreement, the Adviser may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Adviser chooses to engage a third-party service provider, the Adviser will remain responsible for the performance of such services and we generally will pay fees to the third-party service providers for such services.

Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares, in each case, per annum, payable monthly in arrears. For the avoidance of doubt, we do not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. In calculating the management fee, we use our NAV before giving effect to accruals for the management fee, performance fee, shareholder servicing fees or distributions payable on our common shares.
The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
To the extent that the Adviser elects to receive any portion of the management fee in Class E shares, we may repurchase such Class E shares from the Adviser at a later date. Our Class E shares obtained by the Adviser will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction.
Performance Fee
The Adviser is entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the Applicable Quarterly Hurdle Rate, which is expressed as a rate of return on average adjusted capital, equal to the 90-Day Average SOFR as of the last business day of the preceding calendar quarter, divided by four, plus 0.25% per quarter, which is equal to an annualized hurdle rate equal to the 90-Day Average SOFR as of the last business day of the preceding calendar quarter, plus 1.0%. As a result, the Adviser does not earn the performance fee for any calendar quarter until the Company’s Core Earnings for such calendar quarter exceed the Applicable Quarterly Hurdle Rate. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan.
Once the Company’s Core Earnings in any calendar quarter exceed the Applicable Quarterly Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Applicable Quarterly Hurdle Rate, until the Company’s Core Earnings for such quarter equal to the result of (i) the Applicable Quarterly Hurdle Rate, divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings.
The Company does not pay the Adviser a performance fee with respect to the Class E shares or Class A shares. The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. To the extent that the Adviser elects to receive any portion of the performance fee in Class E shares, we may repurchase such Class E shares from the Adviser at a later date. Our Class E shares obtained by the Adviser will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction.
Organizational and Offering Expenses
We reimburse the Adviser for any organization and offering expenses associated with this offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain of our operating expenses. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us.

The Adviser has agreed to advance our organization and offering expenses on our behalf through the first anniversary of the initial closing (the “Initial Retail Closing”) of the Company’s continuous, blind pool private offering (the “Offering”). We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in our common shares, we may repurchase such shares from the Adviser at a later date. Such common shares that the Adviser receives in lieu of cash will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. After the first anniversary of the Initial Retail Closing, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on our behalf as and when incurred.
Origination Fees
The Adviser will not retain loan origination fees, extension fees, exit fees, prepayment fees, loan assumption fees and other similar fees paid by borrowers in connection with the origination of each new loan (collectively, “Origination Fees”), which generally will be retained by us, and for our benefit.
Certain Loan Servicing and Closing Fees
In addition to Origination Fees, which generally will be retained by the Company, Principal Real Estate provides certain loan servicing services and provides certain closing services with respect to loans originated by the Company, including any interest earned on escrow accounts that is not required to be paid to borrowers (“Borrower Servicing and Closing-Related Fees”). Such Borrower Servicing and Closing-Related Fees are paid by the borrower directly to Principal Real Estate and do not reduce or offset the management fee or performance fee payable by the Company to the Adviser. For the avoidance of doubt, the Company is not required to pay Principal Real Estate or the Adviser any Borrower Servicing and Closing-Related Fees (all such fees are paid by or on behalf of the applicable borrower); provided, however, that if similar services are provided by a third party and a borrower is not obligated or otherwise does not pay the applicable fees and expenses, the Company may pay or otherwise bear such fees and expenses.
Operating Expenses (Including General and Administrative Expenses) Reimbursement
In addition to the organization and offering expense and acquisition expense reimbursements described above, we reimburse the Adviser and its affiliates for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our investments, whether payable to an affiliate or a non-affiliated person and (3) expenses related to personnel of the Adviser or its affiliates performing services for us other than those who provide investment advisory services or serve as our executive officers; provided, that the Adviser may be reimbursed for services performed by an executive officer that are outside the scope of such role.
The Adviser has agreed to advance certain of our operating expenses on our behalf through the first anniversary of the Initial Retail Closing. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing. Operating expenses incurred after the first anniversary of the Initial Retail Closing are paid by us as incurred.
Valuation of Portfolio Investments
Our board of trustees adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and SitusAMC Valuation Advisory and Risk Solutions, LLC (the “Independent Valuation Advisor”) in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our condensed financial statements.
To calculate NAV for the purpose of establishing a purchase and repurchase price for our common shares, we expect to adopt a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
The following valuation methods will be used for purposes of calculating our NAV:
CRE Loans. Newly originated or acquired CRE loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Independent Valuation Advisor will provide the valuation of each of our CRE loan investments. Valuations of CRE loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
Each report prepared by the Independent Valuation Advisor is addressed solely to us. The Independent Valuation Advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of our common shares and do not constitute a recommendation to any person to purchase or sell our common shares. In preparing its reports, the Independent Valuation Advisor will not solicit third-party indications of interest for our common shares in connection with possible purchases thereof or the acquisition of all or any part of us.
Collateral. For CRE loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Adviser may choose to obtain an updated third party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.
Independent appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of our collateral.
Real Estate Owned (“REO) Properties. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become REO property. REO properties will initially be valued at fair value (prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the Adviser will determine the fair value of each of the REO properties and the Independent Valuation Advisor will review and confirm the reasonableness of those valuations on a quarterly basis. Additionally, the REO properties will be valued by an independent appraiser annually. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.
Each valuation report prepared by an independent appraiser is addressed solely to us but provided to the Independent Valuation Advisor for use in consideration of the reasonableness of the Adviser’s valuation of our REO properties. Any independent appraiser’s valuation report is not addressed to the public and may not be relied upon by any other person to establish the fair value of the property.

Other Real Estate-Related Assets. Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, our board of trustees may retain additional independent valuation firms to assist with the valuation of real estate-related assets.
Publicly Traded Real Estate-Related Assets. Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The Adviser may adjust the value of public debt real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
Private Real Estate-Related Assets. Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor will provide those valuations. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
Derivative Instruments. In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.
Liquid Non-Real Estate-Related Assets. Liquid non-real estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.
Liabilities. The fair value of any of our future facilities will be determined by the Adviser on a monthly basis, which will be used in calculating our NAV. New facilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Independent Valuation Advisor will provide the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.
The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.

Each report prepared by the Independent Valuation Advisor is addressed solely to us. The Independent Valuation Advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV.
The Board has delegated to the Adviser the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class S shares, Class T shares and Class D shares and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to Class S shares, Class T shares, Class D shares, Class I shares and Class A shares and will only be included in the NAV calculation for those classes.
For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through the first anniversary of the Initial Retail Closing, nor (2) operating expenses paid by the Adviser, incurred by us during the period through the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.
Portfolio and Investment Activity
As of September 30, 2024, the Company had not yet completed the Initial Retail Closing and had no portfolio investments.
Results of Operations
As of September 30, 2024, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from the Offering in order to conduct our investment activities. We intend to make investments with the capital received from the Offering and any indebtedness that we may incur in connection with our investment activities.
Our Registration Statement on Form 10 became effective on September 24, 2024. As of September 30, 2024, we had neither purchased nor contracted to purchase any investments.
Financial Condition, Liquidity and Capital Resources
As of September 30, 2024, the Company was still in its organizational period and had not yet commenced principal operations or generated any revenues. Principal operations are expected to commence when common shares are issued in the Initial Retail Closing.
The Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00. We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of equity and / or debt securities.
Our primary use of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share purchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of trustees and declared by us.
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2024, the Company had not commenced operations and had no outstanding borrowings.

Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed financial statements. We consider our accounting policies over investments in real estate, investments in real estate debt, and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.
Revenue Recognition
The guidance in ASC 825 provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
As discussed in Note 2 – “Summary of Significant Accounting Policies” to our condensed financial statements, the Company will elect the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections will be made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.
The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheet from those instruments using another accounting method.
Accrual of interest on non-performing loans is ceased at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms.
For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that the estimate of undiscounted expected principal and interest exceeds the investment in the loan. Such excess, if any, is recognized as interest income on a level-yield basis over the life of the loan.
Income Taxes
For taxable year ending December 31, 2024, we plan to file as a corporation and will be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its taxable income. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to shareholders, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs,, (3) certain state or local income taxes and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company's tax returns for three years from the date filed are subject to examination.

The Company intends to form wholly-owned subsidiaries to function as TRSs and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs will be subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk are related to interest rates, credit spreads, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our net interest income is exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we hold and the financing we place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities; the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.
A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements relative to any variable rate investments we hold and to declines in the value of any fixed rate investments we may hold. Rising interest rates carry default risk to our borrowers, because cash flows from underlying properties may fall below the debt service payments due to us on the investments, triggering borrower liquidity covenants. Therefore, we expect to protect property cash flows by requiring borrowers to purchase interest rate caps, which provides a hedge against rising interest rates, whereby the borrower will receive excess cash if interest rates exceed predetermined strike prices. Furthermore, rising interest rates also cause our overall cost of borrowing to increase, partially or fully, offsetting any increase in elevated debt service payments received on our variable rate investments. In general, we will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. Given our target leverage ratios, an increase in interest rates may result in an increase in our net investment income and the amount of the performance fee payable to the Adviser.
A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into each loan where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the performance fee payable to the Adviser.
As of September 30, 2024, we held no market sensitive instruments.

Credit Spread Risk
Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.
Credit Risk
We are exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance with the terms of the loan agreement. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.
We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.
Market Value Risks
We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.
Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.
Liquidity Risk
Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.
We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC, as amended. As of September 30, 2024, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Registration Statement on Form 10.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Unregistered Sales of Equity Securities
We were capitalized through the purchase by Principal Real Estate of 50 common shares for an aggregate purchase price of $1,000 on June 25, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
We intend to engage in the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of September 30, 2024, there have been no purchases under the Offering and Principal Real Estate is our only shareholder.
Share Repurchase Plan
On November 11, 2024, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.
While shareholders may request on a quarterly basis that we repurchase all or any portion of their common shares pursuant to our share repurchase plan, we are not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of our common shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each calendar quarter. Under our share repurchase plan, to the extent we choose to repurchase common shares in any particular calendar quarter, we will only repurchase common shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. To have common shares repurchased, shareholders’ repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern Time) on the second to last business day of the applicable calendar quarter. In the unlikely case that the repurchase price of the applicable calendar quarter is not made available by the tenth business day prior to the last business day of such calendar quarter (or is changed after such date), then no repurchase requests will be accepted for such calendar quarter and shareholders who wish to have their shares repurchased the following calendar quarter must resubmit their repurchase requests. Settlements of share repurchases will be generally made within three business days of the Repurchase Date using the prior month’s transaction price. We will disclose the repurchase price for each quarter when available on our website at www.principalcreditreit.com and directly to financial intermediaries. The Early Repurchase Deduction will not apply to common shares acquired through our distribution reinvestment plan. An investor may withdraw its repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern Time) on the last business day of the applicable calendar quarter. Certain broker-dealers require that their clients process repurchases through their broker-dealer, which may impact the time necessary to process such repurchase request, impose more restrictive deadlines than described in our share repurchase plan, impact the timing of a shareholder receiving repurchase proceeds and require different paperwork or process than described in our share repurchase plan. Investors should contact their broker-dealer first if they want to request the repurchase of their shares. The Company expects to begin the share repurchase plan, if at all, in the first full calendar quarter following the Initial Retail Closing.
The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class I shares, Class E shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Adviser pursuant to the Advisory Agreement are not subject to these repurchase limitations.
In the event that the Company determines to repurchase some but not all of the common shares submitted for repurchase during any calendar quarter, common shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common shares), the sale of our assets, and repayments of our real estate debt investments, and the Company has no limits on the amounts the Company may fund from such sources. Should repurchase requests, in the Company’s discretion, place an undue burden on the Company’s liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing our liquid assets in CRE Debt Investments or other investments rather than repurchasing our common shares is in the best interests of the Company as a whole, the Company may choose to repurchase fewer common shares in any particular calendar quarter than have been requested to be repurchased, or none at all. Further, the Company’s board of trustees may make exceptions to, modify or suspend the share repurchase plan if in its reasonable determination it deems such action to be in the Company’s best interest.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Election of Trustees
On November 11, 2024, the sole trustee of the Company increased the size of the board of trustees to five members and elected each of Rohit Vohra, Andrea Balkan, Jennifer Pedigo and Richard Jones to the board of trustees to fill the vacancies created by such increase, in each case, effective November 11, 2024. The board of trustees has determined that each of Mses. Balkan and Pedigo and Mr. Jones is independent in accordance with the Company’s Corporate Governance Guidelines. The selection of Mses. Balkan and Pedigo and Mr. Jones to serve as a trustee was not pursuant to any arrangement or understanding with any other person. Mr. Vohra is affiliated with Principal Real Estate and was requested by Principal Real Estate to serve on the board of trustees. Each trustee will serve until his or her resignation, removal, death, disqualification, or adjudication of legal incompetence or the election and qualification of his or her successor. There are no transactions between the Company and any of the trustees that would be required to be reported under Item 404(a) of Regulation S-K.
Mses. Balkan and Pedigo and Mr. Jones will serve on the Audit Committee of the Board of trustee and Ms. Balkan will serve as the Chairperson of the Audit Committee. The board of trustees has determined that each of Ms. Pedigo and Mr. Jones meet all applicable requirements to serve on the Company’s Audit Committee, including the rules and regulations of the Securities and Exchange Commission.
Biographical information for each of the trustees elected is set forth below.

Rohit Vohra, 52, has served as our Head of Global Wealth Alternatives since our formation in May 2024 and has been a trustee since November 2024. He is the Head of Global Wealth Alternatives at Principal Asset Management. Mr. Vohra is leading Principal’s efforts in delivering its institutional-quality private investing platform to high-net worth investors and their advisors globally. Prior to joining Principal in 2021, Mr. Vohra was COO at Invesco Private Capital focusing on private equity. In 2016 OppenheimerFunds hired him to build the private market business, where he launched OC Private Capital (a joint venture between OppenheimerFunds and The Carlyle Group). As COO of OC Private Capital, he launched the Carlyle Tactical Private Credit Fund, focused on mass affluent investors. Between 2013 and 2016, Mr. Vohra was at RBC Wealth Management, where he was responsible for its global alternative investment business. Over his more than two decades in the alternative investment industry he has built a deep expertise in engineering, originating, and executing global strategies for multi-billion-dollar alternative investment businesses. Mr. Vohra received his MBA from the University of Chicago Booth School of Business.
Andrea Balkan, 60, has served as an independent trustee since November 2024 and has decades of experience as a real estate finance executive. Ms. Balkan’s experience spans real estate debt and equity investments, portfolio construction and optimizing resolution of distressed real estate. She currently is a transition advisor at Brookfield Asset Management, where she previously held roles as a Managing Partner and a Partner. Prior to that, she was the Director, Large Loan Origination Group and Director, Co-Head of U.S. Conduit at Merrill Lynch. Ms. Balkan received a bachelor’s degree from Wesleyan University.
Jennifer Pedigo, 60, has served as an independent trustee since November 2024 and has decades of experience in global financial services and asset management firms. She brings tenure in business strategy, product management, and distribution roles spanning institutional, wealth management, insurance and retirement markets. Throughout her career, Ms. Pedigo has represented a breadth of investment capabilities, encompassing customized portfolios, traditional asset classes and alternative assets such as real estate, private credit, agriculture, timber, and infrastructure.
Ms. Pedigo is the President of Jesamm Partners, Inc, a consulting practice. Most recently, Ms. Pedigo served as a board member of Securian Asset Management and as Securian Asset Management Senior Vice President, Head of Strategy and Business Development. Additionally, she held distribution leadership roles at Polen Capital Management, TIAA Global Asset Management and BMO Global Asset Management.
Ms. Pedigo earned a Bachelor of Business Administration in Finance and a Master of Business Administration from the University of Iowa. She is a Chartered Financial Analyst Charterholder and a member of the CFA Institute, the CFA Society of Chicago, and the CFA Society of South Florida.
Richard Jones, 71, has served as an independent trustee since November 2024. Mr. Jones served as a Partner at Dechert LLP from 1996 to 2024, where he chaired the Finance and Real Estate practice. Mr. Jones received a bachelor’s degree from Washington and Lee University, a masters of laws from Boston University and a JD from the University of Virginia.
In connection with the election of such trustees, the Company entered into an indemnification agreement with each of Mr. Jones and Mses. Balkan and Pedigo, effective as of November 11, 2024. The terms of the indemnification agreement are substantially identical to the terms of the indemnification agreements the Company has entered into with each of its other trustees and executive officers. The indemnification agreement requires, among other things, that, subject to certain limitations, the Company will indemnify each of Messrs. Vohra and Jones and Mses. Balkan and Pedigo and advance to such trustee all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. This description of the indemnification agreement is a summary and is qualified in its entirety by the full terms of the Company’s form of indemnification agreement, which was included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on September 6, 2024 and incorporated herein by reference.
For their service as a trustee, each of each of Mses. Balkan and Pedigo and Mr. Jones will be compensated in accordance with the Compensation Policies (as defined below).

Independent Trustee Compensation
On November 11, 2024, the board of trustees adopted an independent trustee compensation policy (the “Independent Trustee Compensation Policy”) and an independent trustee restricted common share plan (the “Independent Trustee Restricted Common Share Plan” and, together with the Independent Trust Compensation Policy, the “Compensation Policies”), in each case, effective November 11, 2024. Pursuant to the terms of the Compensation Policies, each of the Company’s non-employee trustees who are not affiliated with the Principal Real Estate will be compensated for their service as a trustee with an annual retainer of $75,000, plus an additional annual retainer of $15,000 for the chairperson of the Audit Committee (the “Annual Compensation”). The Annual Compensation is payable in quarterly installments, with (i) 75% of the Annual Compensation payable in cash and (ii) the remaining 25% in an annual grant of restricted Class E common shares issued at a price per share equal to the most recently determined NAV per Class E common share as of the date of grant, which will vest one year from the date of grant; provided that, in connection with the first annual grant, the restricted Class E common shares will be based on the initial per share price of common shares offered in the Company’s continuous private offering. In addition, on November 11, 2024, the board of trustees approved initial grants of restricted Class E common shares as set forth in the Compensation Policies, which will be issued on the third business day following the Initial Retail Closing of the Company’s continuous private offering.
The description of the Compensation Policies is a summary and is qualified in its entirety by the full terms of the Compensation Policies, which are filed as Exhibit 10.4, Exhibit 10.5 and Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Share Repurchase Plan and Distribution Reinvestment Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan (the “Share Repurchase Plan”), pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class E shares, Class I shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). The foregoing description of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. In addition, effective as of November 11, 2024, the board of trustees adopted a distribution reinvestment plan (the “DRP”), whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The foregoing description of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
During the three months ended September 30, 2024, no trustee or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(c) of Regulation S-K.
Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement
On November 11, 2024, the Company and Principal Funds Distributor, Inc. entered into the Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class F-I shares of the Company.
The foregoing summary descriptions of the Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement, copies of which are included as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Second Amended and Restated Declaration of Trust
On November 11, 2024, the Company adopted the Second Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”), pursuant to which the Company designated the new Class F-I shares.

The foregoing summary description of the Amended Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Amended and Restated Advisory Agreement
On November 11, 2024, the Company and the Adviser entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to make certain updates to reflect the designation of the new Class F-I shares of the Company.
The foregoing summary description of the Amended Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Advisory Agreement, a copy of which is included as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 6. EXHIBIT LIST.
(b)Exhibits

3.1	Second Amended and Restated Declaration of Trust of Principal Credit Real Estate Income Trust, dated as of November 11, 2024
4.1	Share Repurchase Plan, dated as of November 11, 2024
4.2	Distribution Reinvestment Plan, as of dated November 11, 2024
10.1	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2024, by and between Principal Credit Real Estate Income Trust and Principal Funds Distributor, Inc.
10.2
Form of Participating Broker-Dealer Agreement between Principal Funds Distributor, Inc. and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof)

10.3	Amended and Restated Advisory Agreement, dated as of November 11, 2024, by and between Principal Credit Real Estate Income Trust and Principal Real Estate Investors, LLC
10.4	Independent Trustee Compensation Policy, effective as of November 11, 2024
10.5	Independent Trustee Restricted Common Share Plan, dated as of November 11, 2024
10.6	Form of Restricted Common Share Award Certificate
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Balance Sheet (Unaudited), (ii) Statements of Operations (Unaudited), (iii) Statements of Changes in Deficit (Unaudited), (iv) Statement of Cash Flows (Unaudited), (v) the Notes to Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: November 12, 2024	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)