Form 10-K
period 2024-12-31
Principal Credit Real Estate Income Trust
filed 2025-03-26
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ___ to ___
Commission File Number 000-56670
______________________________________________________________________
Principal Credit Real Estate Income Trust
(Exact name of registrant as specified in charter)
______________________________________________________________________

Maryland	99-3313328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 High Street Des Moines, Iowa	50392
(Address of Principal Executive Offices)	(Zip Code)
(800) 787-1621
(Registrant’s telephone number, including area code)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to section 12(g) of the Act:
Class S common shares of beneficial interest, $0.01 par value per share
Class T common shares of beneficial interest, $0.01 par value per share
Class D common shares of beneficial interest, $0.01 par value per share
Class I common shares of beneficial interest, $0.01 par value per share
Class F-I common shares of beneficial interest, $0.01 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.
As of March 26, 2025, the issuer had the following shares outstanding: 1,210,634 Class A common shares, 101,557 Class F-I common shares, and 2,833 Class E common shares, and 49 Class I common shares. There are no outstanding Class T common shares, Class D common shares, or Class S common shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Form 10-K
Year Ended December 31, 2024

Forward-Looking Information
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-K may include statements as to:
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
•actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
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
In addition, our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” section of and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate related risks, epidemics or other events having a broad impact on the economy;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
•our portfolio may be concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their common shares on a quarterly basis, but we are not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market; and
•future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.
SUMMARY RISK FACTORS
The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”
Some of the more significant risks relating to our business, our private offering and investment in our common shares include:
Risks Related to Our Organizational Structure
•We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•We are dependent on the Adviser (as defined below) and its affiliates and their key personnel who provide services to us through the Advisory Agreement (as defined below), and we may not find a suitable replacement for the Adviser if the Advisory Agreement is terminated, or for these key personnel if they leave Principal Real Estate (as defined below) or otherwise become unavailable to us.
•The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.
•We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
•There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.
•Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
•Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
•Our shareholders generally have limited voting rights.

Risks Related to Our Investments
•Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
•The lack of liquidity in our investments may adversely affect our business.
•Prepayment rates may adversely affect the value of our investment portfolio.
•The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
•Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
•If the Adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
•Real estate valuation is inherently subjective and uncertain.
•Difficult conditions in the mortgage and commercial real estate (“CRE”) markets may cause us to experience market losses related to our holdings.
•We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
Risks Related to Debt Financing
•We may incur significant leverage.
•We may use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
•Changes in interest rates may affect our cost of capital and net investment income.
•We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.
Risks Related to our Relationship with the Adviser and the Dealer Manager
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Risks Related to Conflicts of Interest
•Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
•The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
•The management fee and performance fee may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.
•Certain Other Principal Accounts (as defined below) have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Risks Related to our REIT Status and Certain Other Tax Items
•Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
•Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
•Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
•Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

PART I
Item 1. Business
The following description of our business should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2024. In addition to historical data, this description contains forward‑looking statements about our business, operations and financial performance based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those this description as a result of various factors, including but not limited to those the factors set forth in “Item 1A- Risk Factors” and elsewhere in this Annual Report on Form 10‑K.
References in this Annual Report on Form 10‑K to “Principal Credit Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Principal Credit Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.
General Description of Business Operations
We are a Maryland statutory trust formed on May 22, 2024. We are externally managed and sponsored by the Principal Real Estate Investors, LLC (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”), an affiliate of Principal Global Investors Holding Company (US), LLC (“Principal Global Investors”). With a history in real estate asset management that spans over six decades, Principal Real Estate managed or sub-advised nearly $100.1 billion in commercial real estate assets as of December 31, 2024.
Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio of primarily CRE debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments”), diversified across both geography and asset class. Our CRE Debt Investments are expected to be primarily secured by properties located in the United States, and include, but are not limited to, multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. However, we may selectively diversify our portfolio on a global basis through CRE Debt Investments in which the underlying properties are located outside the United States.
We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). The initial closing (the “Initial Retail Closing”) of our private offering that included non-Anchor Investors (as defined below) occurred on March 3, 2025.
Our Adviser
We are externally managed by the Adviser. Our board of trustees has at all times had oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Adviser and us (the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. The Adviser is an affiliate of Principal Financial Group, which is a public company listed on NASDAQ under the ticker symbol “PFG.” We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
Principal Real Estate is the dedicated real estate group of Principal Global Investors, a member company and affiliate of Principal Financial Group. The Adviser became a registered investment adviser with the SEC on November 4, 1999.

With a history in real estate asset management that spans over six decades,1 Principal Real Estate managed or sub-advised nearly $100.1 billion in commercial real estate assets as of December 31, 2024.2 Principal Real Estate’s loan origination experience encompasses senior mortgage loans, construction loans, bridge loans, subordinate debt, and credit tenant transactions. Principal Real Estate has been an active participant in the commercial real estate debt market for over six decades, originating private real estate debt on behalf of affiliated and non-affiliated clients. Since 1993, Principal Real Estate has originated nearly 470 core-plus and high yield credit investments totaling over $10 billion in private real estate debt investments. Principal Real Estate also has significant experience in investing in CMBS and manages or sub-advises $6.5 billion in CMBS as of December 31, 2024, including investments in conduit, single-asset single-borrower transactions, and other debt securities.
Principal Real Estate’s products and capabilities encompass all four quadrants of commercial real estate investments:3

$100.1 billion
in assets under management

Private Equity Core, Value-added, and Opportunistic Strategies $49.3 billion	Private Debt Commercial Mortgages and High Yield Debt $22.8 billion

Public Equity REIT and Infrastructure Securities $21.5 billion	Public Debt Commercial Mortgage- Backed Securities $6.5 billion

1 Experience includes investment activities beginning in the real estate investment area of Principal Life and continuing through the Principal Real Estate’s predecessor firms to the present.
2 Includes clients of, and assets managed by, Principal Real Estate Europe Limited and its affiliates. The assets under management figure shown here does not include assets that are managed by Principal International and Retirement and Income Solutions divisions of Principal Financial Group. Due to rounding, figures shown may not add to the total.
3 Amounts in the chart are as of December 31, 2024. The assets under management figure shown here does not include assets that are managed by Principal International and Retirement and Income Solutions divisions of Principal Financial Group. Due to rounding, figures shown may not add to the total.

Investment Objectives
Our investment objectives are to invest primarily in assets that will enable us to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, and mitigate downside risk by originating loans against high quality real estate assets with meaningful borrower equity or implied equity; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to CRE debt with lower volatility than publicly traded securities and compelling risk- adjusted returns compared to fixed income alternatives.
We cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors.”
Investment Strategy
Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio of primarily CRE Debt Investments, including senior mortgage loans, subordinated debt and other similar investments, diversified across both geography and asset class.
We will seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas (“MSA”) as tracked by Principal Real Estate. We expect to create synergies with Principal Real Estate’s existing debt capabilities by leveraging its significant scale and existing relationships to source ample lending opportunities.
During periods in which the Adviser determines that economic or market conditions are unfavorable to shareholders and a defensive strategy would benefit us, we may temporarily depart from our investment strategy. During these periods, subject to compliance with the Investment Company Act, we may expand or change our investment strategy and target assets, including by investing all or any portion of its assets in U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the U.S. Treasury or by U.S. government agencies or instrumentalities; non-U.S. government securities that have received the highest investment grade credit rating; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Adviser considers consistent with this temporary strategy.
Target Assets
CRE Debt Investments
Our target assets include, but are not limited to, the following types of CRE Debt investments:
•Mortgage Loans: We may originate or acquire mortgage loans secured by a first lien on commercial real estate with maturity dates generally ranging from three to five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche (the “A Note”) and retaining the subordinated tranche (the “B Note”) or mezzanine loan tranche. We may receive loan origination fees, extension fees, exit fees, prepayment fees, loan assumption fees and other similar fees paid by borrowers in connection with the origination of each new loan (collectively, “Origination Fees”), which generally will be retained by us, and for our benefit.
•Subordinate Debt: We may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner. Mezzanine loans are subordinate to mortgage loans secured by mortgage liens on the property but are senior to the borrower’s equity in the property. Upon default, the mezzanine lender can foreclose on the ownership interests pledged under the loan and thereby succeed to ownership of the property, subject to the mortgage lien on the property. We may receive origination fees, extension fees, prepayment or similar fees in connection with our mezzanine loans. We may originate or acquire “B Notes” in negotiated transactions with the originators and in the secondary market. A “B Note” is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an “A Note” secured by the same first mortgage on the same property or group. The subordination of a “B Note” typically is evidenced by a co- lender agreement with the holder of the related “A Note.” “B Notes” are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding “A Note.” We may receive origination fees, extension fees, prepayment fees or similar fees in connection with our “B Note” investments. We may also seek to structure subordinate debt in the form of preferred equity investments.

Other Real Estate-Related Debt and Equity Securities
To a lesser extent, we may invest in other real estate-related debt securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). CMBS are securities that are collateralized by, or evidence ownership interests in, a mortgage loan secured by a single commercial property, or a partial or entire pool of mortgage loans secured by commercial properties. CLOs are securities that are collateralized by a pool of debt obligations. We may invest in investment grade CMBS and/or CLOs (rated BBB- or Baa3 or higher), sub-investment grade CMBS and/or CLOs and/or unrated CMBS and/or CLOs. In general, we intend to invest in CMBS and/or CLOs that will yield attractive current interest income. The yields on CMBS and/or CLOs depend on the timely payment of interest on and principal of the underlying mortgage loans, and defaults by the borrowers under such loans may ultimately result in deficiencies and defaults on the CMBS and/or CLOs. We believe our real estate-related debt securities will help maintain liquidity to satisfy any share repurchases we choose to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income. In addition, we may invest in CMBS and CLOs on a tactical basis to endeavor to take advantage of market opportunities.
Cash, Cash Equivalents and Other Short-Term Investments
We may hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our intended qualification as a REIT:
•Money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest- bearing time deposits and credit rated corporate debt securities);
•U.S. government or government agency securities; and
•Investment grade-rated corporate debt or asset-backed securities of U.S. or foreign entities, or investment grade rated debt securities of foreign governments or multi-national organizations.
Borrowing Policies
We use leverage to provide additional funds to support our investment activities. Before we have raised substantial proceeds in our private offering and acquired a diversified portfolio of investments (the “Ramp-Up Period”), our target leverage ratio will be approximately 65% to 75% on senior mortgages, which we expect will result in portfolio-wide leverage of 50% to 75%.
Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair value and cost). For purposes of calculating our leverage, we exclude (1) any senior portions of investments that are sold to, or held by, third party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money, (2) any subscription or other financing facilities that are secured by commitments by investors to purchase our common shares and (3) any term-matched structured products, such as non-recourse cross-collateralized leverage, partial-recourse cross-collateralized leverage and CLOs.
During the Ramp-Up Period and/or times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Adviser or its affiliates; provided, that any such financing will be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our net assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets will also increase or decrease with decreases or increases, respectively, in the NAV of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.

There is, however, no limit on the amount we may borrow with respect to any individual investment or, subject to our board of trustee’s oversight, on a portfolio-wide basis. During the Ramp-Up Period, our leverage ratio may exceed our target. We may also exceed our target leverage ratio at times, particularly during a market downturn or in connection with a large acquisition. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt investment, growth and investment opportunities or other factors.
Financing Arrangements
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. However, we may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons, such as the unavailability of such financings in the market.
Governmental Regulations
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, sub-advised and/or managed by Principal Real Estate or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative investment vehicles, separately managed accounts, supplemental capital vehicles, surge funds, over-flow funds and co-investment vehicles) (“Other Principal Accounts”) with investment strategies that overlap with ours may be allocated investment opportunities, which the Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Principal Real Estate’s prevailing policies and procedures.
In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Human Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and our Second Amended and Restated Declaration of Trust (as may be amended and restated, the “Declaration of Trust”). See “Item 1 Business—Description of Business—Advisory Agreement.”
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Principal Financial Group, including the Adviser and its affiliates. See “Item 13 Certain Relationships and Related Transactions, And Trustee Independence—Potential Conflicts of Interest.”

Taxation of the Company
For taxable year ended December 31, 2024, we plan to file as a corporation and will be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its taxable income. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to shareholders, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company’s tax returns for three years from the date filed are subject to examination.
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
See “Item 1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.
Available Information
Shareholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.principalcreditreit.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.
Item 1A. Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.
Risks Related to Our Private Offering and Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.

There are no assurances that our private offering will raise substantial capital, which may materially adversely affect our ability to achieve our investment objectives.
Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager, Principal Funds Distributor, Inc, is only required to use its best efforts to sell our common shares and has no firm commitment or obligation to purchase any of our common shares. As a result, the amount of net proceeds we raise in our private offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds in our private offering, we will make fewer investments, resulting in less breadth in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is also a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to shareholders.
We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the Advisory Agreement, and we may not find a suitable replacement for the Adviser if the Advisory Agreement is terminated, or for these key personnel if they leave Principal Real Estate or otherwise become unavailable to us.
We have no employees and are completely reliant on the Adviser. Some of our officers are executive officers of Principal Real Estate. The Adviser has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Adviser. The officers and key personnel of the Adviser evaluate, negotiate, originate and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Adviser could have a material adverse effect on our performance.
The Adviser is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Adviser are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for Other Principal Accounts and/or the Adviser and its affiliates that may not be specific to an Other Principal Account. Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets or more generally the CRE market, the attention of the Adviser’s personnel and our executive officers and the resources of Principal Real Estate will also be required by Other Principal Accounts. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.
In addition, we offer no assurance that Principal Real Estate Investors, LLC will remain the Adviser or that we will continue to have access to Principal Real Estate’s officers and key personnel. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.
Finally, there is no guarantee (i) that the Adviser will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with our investment philosophy or (ii) that historical trends of prior programs sponsored by Principal Real Estate will continue during the life of our operations.
The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.
Our board of trustees approved very broad investment guidelines that delegate to the Adviser the authority to execute and implement our investment strategy on our behalf, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. The Adviser implements on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of trustees will review our investment guidelines and investment portfolio periodically. The prior approval of our board of trustees or a committee of independent trustees will be required only as set forth in our Declaration of Trust (including for transactions with the Adviser and its affiliates) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
Our board of trustees has approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Adviser with broad discretion and can be changed by the approval of a majority of our board of trustees. As the market evolves, we may, with the approval of a majority of our board of trustees, change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we use leverage in amounts deemed prudent by our management in its discretion, subject to the oversight of our board of trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations.
There is no public trading market for our common shares; therefore, your ability to dispose of your common shares will likely be limited to repurchase by us. If you do sell your common shares to us, you may receive less than the price you paid.
There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of common shares by us will likely be the only way for you to dispose of your common shares, and such repurchases are limited by our share repurchase plan. We will repurchase common shares at a price equal to the transaction price of the class of common shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your common shares. Subject to limited exceptions, common shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your common shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Share Repurchase Plan.”
Your ability to have your common shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer common shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of common shares we may repurchase is subject to limitations overseen by our board of trustees. Our board of trustees may make exceptions to the limitations in our share repurchase plan (or repurchase fewer shares than such repurchase limitations), or modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest.
We may choose to repurchase fewer common shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, which will be approved and administered by our board of trustees, or none at all, in our discretion at any time. We may repurchase fewer common shares than have been requested to be repurchased due to, among other reasons, in the discretion of our board of trustees, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our common shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased common shares) is limited, in any calendar quarter, to common shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month). Further, our board of trustees may make exceptions to such repurchase limitations (or repurchase fewer shares than such repurchase limitations), or, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all common shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of common shares being repurchased without regard to class after we have repurchased all common shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, as determined by our board of trustees, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on the Company as a whole, or should our board of trustees otherwise determine that investing our liquid assets in CRE Debt Investments or other investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then our board of trustees may determine to repurchase fewer common shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. As a result, a shareholder’s ability to have their common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Share Repurchases—Repurchase Limitations.”

Economic events that may cause our shareholders to request that we repurchase their common shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the CRE markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and tarriff and military conflicts, such as the outbreak of hostilities between Israel and Hamas and between Ukraine and Russia), trade barriers, availability of credit, national and international circumstances and inflation, could have an adverse effect on our investments and cause our shareholders to seek repurchase of their common shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies could have significant adverse effects on the global economy. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Advisor. If the Adviser fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Adviser or the Sponsor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.
Unpredictable or unstable market conditions may result in reduced opportunities to find suitable investments to deploy capital or make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.
Even if we decide to satisfy repurchase requests from shareholders in respect of an economic event, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying, originating and/or purchasing suitable CRE Debt Investments and other investments on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering net proceeds, during the Ramp-Up Period and/or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.
In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.
The amount and source of distributions we may make to our shareholders are uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•the limited size of our portfolio during the Ramp-Up Period;
•our inability to invest the net proceeds from sales of our common shares on a timely basis in income-producing investments;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of distributions we do make to our shareholders, may not increase or even be maintained over time, any of which could materially and adversely affect the value of an investment in the Company.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds, the sale of or repayments under our CRE Debt Investments, and advances on the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders, particularly during the Ramp-Up Period. Therefore, particularly during the Ramp-Up Period, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, return of capital, offering net proceeds (including from sales of our common shares to the Adviser or its affiliates), the sale of or repayments under our CRE Debt Investments and advances or the deferral of fees and expenses. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in our common shares (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares to the Adviser or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE Debt Investments or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including management fees or performance fees payable to the Adviser) with our common shares to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase common shares from the Adviser shortly after issuing such common shares as compensation or reimbursement for certain expenses. The payment of expenses in our common shares will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees or distributions in our common shares and may elect to receive such amounts in cash.

Payments to the Adviser in the form of common shares, which the Adviser may elect to receive in lieu of cash in respect of management fees or performance fees or certain expense reimbursements, will dilute future cash available for distribution to our shareholders.
The Adviser may elect to receive our common shares in lieu of cash in respect of management fees or performance fees or certain expense reimbursements. The amount of common shares issued to the Adviser may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher performance fees. Repurchases of our common shares paid to the Adviser as a management fee or performance fee or expense reimbursements are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction), and, therefore, any such repurchases may receive priority over other requests for repurchase of our common shares subject to our share repurchase plan for any period.
Purchases and repurchases of our common shares will not be made based on the current NAV per share as of the date of the purchase or repurchase.
Generally, our offering price per common share and the price at which we make repurchases of our common shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our common shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase common shares at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, our independent valuation advisor, SitusAMC Valuation Advisory and Risk Solutions, LLC, (the “Independent Valuation Advisor”) will value each such loan at fair value. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition.
Thereafter, the REO properties will be valued by the Adviser, subject to the review and confirmation of the reasonableness by the Independent Valuation Advisor. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly by the Independent Valuation Advisor at fair value. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in our private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.
Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common shares. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common shares may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of shareholders whose common shares are repurchased or new shareholders, depending on whether our published NAV per share for such class is overstated or understated.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods for calculating our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating our NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Adviser and the Dealer Manager, and you should not view our monthly NAV, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Adviser’s management fee. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Adviser’s management fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Net Asset Value Calculation and Valuation Guidelines.”
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present only on (1) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) other than in connection with the Company conducting a public offering as a non-listed real estate investment trust, a merger, consolidation, conversion (other than a Conversion Event (as defined below)) or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company as set forth in our Declaration of Trust, (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our board of trustees has submitted to our shareholders for approval or ratification.

The affirmative vote of a plurality of the votes cast in the election of a trustee is generally required to elect any trustee, and the affirmative vote of a majority of the votes cast at a meeting of shareholders duly called and at which a quorum is present is generally sufficient to approve any other matter that may properly come before the shareholders at such meeting (other than the removal of a trustee, which requires the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter).
All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.
Our Declaration of Trust does not provide for the annual election of trustees by our shareholders, and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Our Declaration of Trust provides that shareholders are entitled to elect trustees only upon the removal of a trustee by shareholders (unless the trustee so removed was designated by Principal Real Estate pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter in accordance with our Declaration of Trust); provided, that, prior to the Initial Retail Closing, Principal Life Insurance Company (“Principal Life”) may remove and elect the replacement of any trustee with or without cause.
Our Declaration of Trust provides that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees. Following the Initial Retail Closing, independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where an independent trustee is removed for cause by the shareholders.
Following the Initial Retail Closing, for so long as the Adviser or any of its affiliates acts as investment adviser to us, Principal Real Estate has the right to designate two trustees for election to our board of trustees. Our board of trustees must also consult with Principal Real Estate in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for cause by shareholders in accordance with our Declaration of Trust) following the Initial Retail Closing. If a trustee designated by Principal Real Estate is removed by the shareholders for cause, Principal Real Estate has the exclusive right to designate a successor trustee for election to fill the resulting vacancy on our board of trustees.
These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.
Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.
Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Your interest in us will be diluted if we issue additional shares.
Holders of our common shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust currently authorizes us to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (the “preferred shares”). After you purchase our common shares in our private offering, our board of trustees may elect, without shareholder approval, to, among other things,: (1) sell additional common shares (of existing classes or such classes as may be designated by our board of trustees from time to time) in this or any future offering; (2) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (3) issue common shares to the Adviser, or its successor or assign, in payment of an outstanding obligation to pay fees for services rendered to us or for the management fee or performance fee or expense reimbursements; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future after your purchase of common shares in our private offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.
Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law permits us, and our Declaration of Trust requires us to indemnify each trustee, each officer, the Adviser and each equityholder, member, manager, director, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, the Company must, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status. The Company is not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our board of trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, The Auditor's Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor's report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non- accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we nor our subsidiaries are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.
We presently intend to conduct our business primarily through our wholly owned subsidiaries. Thus, we believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we will be primarily engaged in the business of owning and operating our subsidiaries.
Similarly, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a) (1)(C) of the Investment Company Act because more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We expect that the majority of our business will be conducted through our primary subsidiary. To the extent that, on an unconsolidated basis the value of its investment securities, which may include subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7), exceeds 40% of the value of its total assets, exclusive of cash and U.S. government securities, then we believe that it will not be deemed an investment company because it will be able to rely on Section 3(c)(6) of the Investment Company Act. It will in turn primarily engage in the origination, acquisition, financing of a portfolio of primarily CRE Debt Investments through subsidiaries of its own, the majority of which will be able to individually rely upon Section 3(c)(5)(C). Accordingly, because we will own 100% of the outstanding voting securities of the subsidiary, we believe that we will not be deemed an investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act so long as it is able to maintain its exemption under Section 3(c)(6). Additionally, if the Company in the future directly invests in real-estate related debt securities rather than indirectly through our subsidiaries, we may also rely on Section 3(c)(6) of the Investment Company Act.
Section 3(c)(6) of the Investment Company Act excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. In the context of a parent company conducting its business through its majority owned subsidiaries relying upon the Section 3(c)(5)(C) exclusion, we interpret the “primarily engaged” element of the 3(c)(6) exclusion to generally depend on where the parent deploys its assets and on where the parent derives its income.
Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that, for purposes of Section 3(c)(5)(C), at least 55% of a portfolio must be comprised of “Qualifying Interests” and at least 80% of its portfolio must be comprised of Qualifying Interests and “Real Estate-related Interests” (and no more than 20% comprised of non-qualifying or non-real estate-related assets).
As a consequence of certain of our subsidiaries seeking to maintain compliance with Sections 3(c)(6) or Section 3(c)(5)(C) of the Investment Company Act on an ongoing basis, our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain an exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio.

For example, these restrictions may limit our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. We and our subsidiaries may, however, invest in such securities to a certain extent so long as we maintain compliance with the applicable tests.
In addition, seeking to maintain an exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining an exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
We assess our subsidiaries’ compliance with Section 3(c)(5)(C) by reference to SEC staff no-action positions and other guidance. No-action positions are based on specific factual situations that may be substantially different from the factual situations our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
To the extent that the SEC or its staff provide new specific guidance the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
We depend on the Adviser and its affiliates to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on the Adviser’s financial, accounting, communications and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our and Principal Real Estate’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on the Adviser’s and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances, have in the past involved attempted attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses or other malicious code.

Cyber security incidents and cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. The Adviser, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect the Adviser or us. For example, the information and technology systems of the Company as well as those of Principal Real Estate, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Principal Real Estate faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Principal Real Estate because Principal Real Estate holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Principal Real Estate may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Principal Real Estate’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.
There can be no assurance that measures Principal Real Estate takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Principal Real Estate has implemented, and its portfolio entities and service providers may implement various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Principal Real Estate does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Principal Real Estate, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Principal Real Estate’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Principal Real Estate and portfolio entities. We, Principal Real Estate or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.
In addition, Principal Real Estate operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Principal Real Estate operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act in the State of California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Principal Real Estate, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Principal Real Estate’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Principal Real Estate’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage.
If Principal Real Estate fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Principal Real Estate fund investors and clients to lose confidence in the effectiveness of our or Principal Real Estate’s security measures.

Finally, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Principal Real Estate’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Uncertainty with respect to the financial stability of the United States could have a significant adverse effect on our business, financial condition and results of operations.
Our investment strategy depends on the CRE industry generally, which in turn depends on broad economic conditions in the United States and, to the extent our investments are secured by CRE located outside of the United States, elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.
Misconduct of employees of the Advisor, its affiliates or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Advisor, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Advisor’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Advisor, the independent valuation advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.
We may face limits on our ability to leverage the Adviser’s knowledge base.
We intend to leverage the diverse strength of the Advisor’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Principal Real Estate’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Principal Real Estate’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Our Investments
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
We seek to invest primarily in CRE Debt Investments, including senior mortgage loans, subordinated debt and other similar investments. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the more recent conflicts between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. In addition, recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
The lack of liquidity in our investments may adversely affect our business.
The lack of liquidity of our CRE Debt Investments and other illiquid investments may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as “B Notes,” mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Prepayment rates may adversely affect the value of our investment portfolio.
We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
CRE Debt Investments are generally secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, tenant bankruptcies, success of tenant businesses, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Delays in liquidating defaulted CRE Debt Investments could reduce our investment returns.
The occurrence of a default on a CRE Debt Investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for the Adviser and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments.
Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.
The due diligence process that the Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if the Adviser incorrectly evaluates the risks of our investments we may experience losses.
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, social and governance (“ESG”), legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of the Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Adviser’s diligence, such as ESG, are continuously evolving and the Adviser may not accurately or fully anticipate such evolution. For instance, the Adviser’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as ESG. Therefore, it may be the case that the Adviser may not possess complete knowledge of all circumstances that may adversely affect such investment.

The properties securing our CRE Debt Investments may be subject to unknown liabilities, including liabilities resulting from environmental hazards, that could affect the value of these properties and as a result, our investments.
Collateral properties securing our CRE Debt Investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.
Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.
If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, therefore the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.
If the Adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
The Adviser values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Inflation risks may have an adverse impact on our returns.
Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies.
For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity.
Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.
Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China and from Canada and Mexico could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future borrowers and adversely affect the revenues and profitability of our borrowers whose businesses rely on goods imported from such jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs on goods from Canada and Mexico.
Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.
We invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property or to provide a newly-constructed property sufficient time to achieve stabilization. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing or sufficient proceeds via property sale to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
Investment ratings that we may use are relative and subjective.
In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non- investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non- investment grade rated assets we may hold in our investment portfolio.
Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., S&P Global Ratings, DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Our investments may be concentrated and are subject to risk of default.
While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of trustees. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to make distributions to our shareholders.
Difficult conditions in the mortgage and CRE markets may cause us to experience market losses related to our holdings.
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.
We may significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired or originated assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
The “B Notes” that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may originate or acquire “B Notes.” A “B Note” is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an “A Note” secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a “B Note” holder after payment to the “A Note” holder. However, because each transaction is privately negotiated, “B Notes” can vary in their structural characteristics and risks. For example, the rights of holders of “B Notes” to control the process following a borrower default may vary from transaction to transaction.
Further, “B Notes” typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our “B Notes” would result in operating losses for us and may limit our ability to make distributions to our shareholders.

We may not be able to sell the A Notes that we originate or acquire, which may result in losses to us.
We or our affiliates may originate and fund a first mortgage loan with the intention of selling the A Note and retaining the B Note or mezzanine loan interest. We may elect to reduce our position in the whole loans through co-origination or A Note sales, which will eliminate our exposure or liability associated with the senior interest of the loan. This structure allows for matched-term and generally non-recourse financing, without cross-collateralization. However, we may not be able to sell these A Note, and as a result, we may exceed our desired concentration in a specific borrower, region or sector, and may incur losses as a result.
Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
We may invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long- term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to- value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans could adversely affect our business and financial results, which may limit our ability to make distributions to our shareholders.
A substantial portion of our portfolio investments are expected to be recorded at fair value and, as a result, there is uncertainty as to the value of these investments.
We expect a substantial amount of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued based on, among other factors, consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common shares could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
We may experience a decline in the fair value of our assets.
A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.
Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
Our investments outside the U.S. denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.
While our investment strategy focuses primarily on CRE Debt Investments in “performing” real estate-related interests, our investment strategy may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non- performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
There are increased risks involved with our construction lending activities.
We may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction, which may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut- downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.
If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Our investments in CMBS are generally subject to losses.
In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or “B Note,” if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or “B Notes,” and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.
Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).
The Company’s claims may be subordinated to those of other creditors, which may have an adverse effect on the Company’s performance.
Although it is intended that the Company’s investments will generally be secured, the claims of the Company against a borrower in respect of an investment may in some instances be subordinated or subject to claims of other prior ranking creditors. In addition, certain creditors may be entitled to have their claims against the borrower satisfied out of the proceeds of enforcement of security over the assets of the borrower before payments of the claims of the Company out of such proceeds.
In the event a borrower defaults on a loan and the proceeds of enforcement are insufficient to satisfy the Company’s loan, the Company may suffer a loss of principal and/or interest. In the event a borrower declares bankruptcy or becomes insolvent, the Company may not have full recourse to the assets of the borrower, or such assets may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may not be protected by financial covenants or limitations upon additional indebtedness and/or may permit other pari passu or prior ranking debt or financial indebtedness of the borrower. If a borrower defaults on the Company’s loan or on debt or other financial indebtedness that ranks in priority to the Company’s loan, or in the event of a borrower bankruptcy or other insolvency, the Company’s loan will be satisfied only after such prior ranking debt is paid in full.
Some first lien loans may not necessarily have priority over all other debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Furthermore, any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate changes. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owing to the Company in respect to its investment.

Where other financial indebtedness ranks pari passu or ahead of the Company’s loans, the ability of the Company to influence the borrower’s and/or a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, may be substantially reduced. For example, under the terms of an intercreditor agreement, creditors that rank in priority are typically able to block or delay the acceleration of the debt that ranks behind those creditors or other exercises of a creditor’s rights until such time as that debt has been satisfied in full. In addition, the presence of intercreditor arrangements may limit the Company’s ability to amend its loan documents, assign the Company’s loans, accept repayments of principal or interest or prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy or insolvency proceedings relating to borrowers. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all and/or may not be able to recover some or all of its investment in which it obtains interests until the prior ranking creditors have been fully repaid.
In addition, a substantial amount of the debt instruments in which the Company may invest may not be protected by financial covenants or limitations upon additional indebtedness, are expected to have limited liquidity, and are expected to not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including but not limited to (i) the possible invalidation of an investment transaction as a ‘fraudulent conveyance’ under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations.
In addition, the Company may not have the ability or the financial resources to acquire or discharge prior ranking claims in order to protect the Company’s investment.
Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.
Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.
Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.
Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.
The CMBS in which we invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. CMBS is also subject to several risks created through the securitization process. Subordinate tranches of CMBS is paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS is also subject to greater credit risk than those CMBS that is more highly rated.
We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.
CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.
In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.
We may sponsor, and purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We may sponsor, and purchase the junior securities of, CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.
Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio- wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.
Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:
•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and trustees from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture
Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.
We may be subject to contingent liabilities.
Investors that invest in the Company at a time during which contingent liabilities are not accrued (or for which there is not a sufficient accrual) will invest in the Company at a higher NAV than had such liabilities been accrued at the time of the applicable investment. In addition, shareholders that request repurchase of their shares by the Company at a time during which contingent liabilities are accrued will receive from the Company repurchase proceeds at a lower NAV than if such liabilities had not been accrued at the time of the applicable repurchase. In the event that amounts associated with accrued contingent liabilities do not subsequently become payable and the amounts of the liabilities are reduced, causing the NAV of the Company to increase, the benefits of such increased NAV will accrue to shareholders who remain in the Company, and shareholders who previously had their shares repurchased will not receive additional compensation or otherwise share the benefit of such increase. Similarly, investors in the Company at the time when a non-accrued liability becomes payable will bear the entire amount of such liability, and the Company may be unable to recover amounts from shareholders who had their shares repurchased by the Company prior to the contingent liability becoming payable by the Company. Similar consequences as those described above may also occur when the Company under-accrues or over-accrues for such contingent liabilities.
The Company may be liable to meet the capital calls of certain of its borrowers, and as a result, the Company will need to manage its liquidity in anticipation of funding such capital calls.
The Company may make commitments to investments that issue capital calls to their investors over a period of time. If the Company makes such investments, the Adviser will endeavor to manage the Company’s assets in a manner intended to provide sufficient liquidity to meet future capital calls by, among other means, holding a portion of the Company’s assets in the Liquid Investments Portfolio. In addition, the Company may be required to liquidate certain of its investments more rapidly than otherwise desirable in order to raise cash to fund the capital calls. The Company may also borrow money to meet any such capital call. Any of the foregoing could have an adverse effect on the Company’s investment program and/or performance.
Once a capital commitment is made, the Company will be legally required to satisfy such capital calls and may have a limited period of time to pay amounts due. Given the limited liquidity of the Company’s investments and other factors, it is possible that the Company may not have sufficient cash available to fund a capital call within the prescribed period of time. If the Company fails to make a timely payment of amounts called by such investment, the Company may be deemed to be in default under such the terms of such commitment. Upon any such default, the Company generally would continue to remain liable for the full unpaid portion of its committed capital, and generally would be liable for costs incurred by the investment in collecting or attempting to collect such late payment. The Company may also lose any entitlement to make further capital contributions and, in certain cases, some or all of such interests in such an investment may also be subject to forfeiture.

Various jurisdictional licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.
We will be subject to the laws, rules and regulations of various federal, state, local and, if applicable, foreign government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. Non- bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on interest rates, finance charges and the type, amount and manner of charging fees and prohibiting discrimination; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations, including by foregoing otherwise advantageous investment opportunities. In addition, mortgage originators are subject to inspection by government agencies. A mortgage originator’s failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.
Risks Related to Debt Financing
We incur significant leverage.
Our investments involve significant amounts of indebtedness. While we intend to target between a 65% to 75% leverage ratio on senior mortgages, which we expect will result in portfolio-wide leverage ratio of 50% to 75%, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Adviser or its affiliates; provided, that any such financing will be approved by a majority our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our net assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our net assets to increase, at least temporarily. Our leverage as a percentage of our net assets will also increase or decrease with decreases or increases, respectively, in the NAV of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage may increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous private offering or sell some of our assets to repay outstanding indebtedness.
There is, however, no limit on the amount we may borrow with respect to any individual investment. Our board of trustees will periodically review our aggregate borrowings. In connection with such review, our board of trustees may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors.
Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.

We may use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
We may finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. Such repurchase and credit facilities will be entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other Principal Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We also expect to provide guaranties to the lenders under which we expect to guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. The repurchase and credit facilities will include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility will be cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
We use leverage to finance the acquisition of a portion of our investments with credit facilities and other borrowings. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the NAV attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Adviser.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance fee hurdle rate which is used for purposes of calculating the performance fees payable to the Adviser and may result in a substantial increase of the amount of such performance fees.

We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.
We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than those currently utilized by us, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match- funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.
We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.
Restrictive covenants relating to our operations may have adverse effects on us.
A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our shareholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our shareholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.

Risks Related to our Relationship with the Adviser and the Dealer Manager
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with its business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The termination or replacement of the Adviser could trigger a repayment event under the terms of any future indebtedness.
The termination or replacement of the Adviser may trigger repayment of outstanding amounts under any future indebtedness. If a repayment event occurs with respect to any such indebtedness, our results of operations and financial condition may be adversely affected.
The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
The success of our private offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The Dealer Manager for our private offering is Principal Funds Distributor, Inc. The success of our private offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute common shares in our private offering, we may not be able to raise adequate proceeds through our private offering to implement our investment strategy. In addition, the Dealer Manager may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our private offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our private offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
We do not own the “Principal” name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
The Adviser has permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Principal Credit Real Estate Income Trust.” Accordingly, we have a right to use this name for so long as the Adviser (or another affiliate of the license-holder of the Principal name (the “Licensor”)) serves as our Adviser (or another advisory entity) and the Adviser remains an affiliate of the Licensor. The Licensor and its affiliates, such as the Adviser, will retain the right to continue using the “Principal” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Principal” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, the Adviser or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

We may face risks arising from a certain claims against Principal Real Estate and/or certain regulatory investigations.
Principal Real Estate acts as an asset manager and manages multiple investment funds. Given the broad spectrum of operations of Principal Real Estate and their respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquires, can and do occur in the course of its and its affiliates’ (including the Advisor’s) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to Principal Real Estate. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact Principal Real Estate. While Principal Real Estate has implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect Principal Real Estate in all instances.
Certain investors may enter into side letters with us, which may provide for different terms for their investment in the Company.
Side letters may be entered into with shareholders which have the effect of establishing different than those applicable.
As such, the terms and conditions of one shareholder’s investments in the Company may differ to those of another shareholder. For example, the terms of side letters may deal with: arrangements with respect to waivers, rebates, reductions or other modifications of the management fee and/or performance fee; minimum and additional subscription amounts; “most favored nation” rights (i.e., the right to receive favorable rights or economic arrangements that may be afforded to other shareholders); notice periods; consent rights; modifications to the applicable shareholder’s subscription agreement; and certain other rights and privileges.
Such arrangements generally will be based on factors such as the size of a shareholder’s subscription, the timing of a shareholder’s subscription, a shareholder’s existing relationship with the Adviser or any particular regulatory or legal considerations applicable to a shareholder; provided, that the Adviser may enter into such arrangements for any reason it deems necessary advisable, desirable or convenient. As a result, returns may vary from shareholder to shareholder depending on any arrangements applicable to a given a shareholder’s investment in the Company. In addition, but without limitation, some shareholders that demonstrate a relevant regulatory requirement, may receive preferential terms pertaining to that requirement, such as receipt of certain Company information on an accelerated basis.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Principal Real Estate, the Dealer Manager, the Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Principal Real Estate and Principal Real Estate personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Principal Real Estate or its affiliates will require approval by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction in accordance with our Declaration of Trust. There can be no assurance that our board of trustees or Principal Real Estate will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
The Adviser is paid the management fee for its services that are based on the value of our portfolio of investments as determined in connection with our determination of NAV, which is calculated by the Adviser in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of common shares on a given date may not accurately reflect the value of our portfolio, and common shares may be worth less than the then-current transaction price.

The management fee and performance fee may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.
We will pay the Adviser the management fee regardless of the performance of our portfolio. The Adviser’s entitlement to the management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser the management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
The performance fee may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.
Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Adviser.
Principal Real Estate personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates will devote such time as shall be necessary to conduct our business affairs in an appropriate manner. However, a core group of professionals will devote substantially all of their business time not only to our activities but also to the activities of several other investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Principal Real Estate is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Principal Real Estate and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Principal Real Estate to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Principal Real Estate’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Principal Real Estate has many different asset management businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, the Adviser has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, the Adviser will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of the Adviser. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that the Adviser is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we and the Adviser generally also are deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Principal Account has or has considered making an investment or which is otherwise a client of Principal Real Estate will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Principal Real Estate may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
The Adviser and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Principal Real Estate. In the ordinary course of their business activities, the Adviser and its affiliates may engage in activities where the interests of certain divisions of the Adviser and its affiliates or the interests of their clients may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with the Adviser have or may have an investment strategy similar to ours and therefore may engage in competing activities with us.

Principal Real Estate engages various advisors and operating partners who may co-invest alongside us, and there can be no assurance that such advisors and operating partners will continue to serve in such roles.
Principal Real Estate engages and retains strategic advisors, consultants, senior advisors, executive advisors and other similar professionals who are not employees or affiliates of Principal Real Estate and who may, from time to time, receive payments from, or allocations with respect to, portfolio entities (as well as from Principal Real Estate or us). In such circumstances, such payments from, or allocations with respect to, us and our underlying assets will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Principal Real Estate, be deemed paid to or received by Principal Real Estate. These strategic advisors, senior advisors, consultants, executive advisors or other professionals may have the right or may be offered the ability to co-invest alongside us, including in those investments in which they are involved, or otherwise participate in equity plans for management of any such portfolio entity, which may have the effect of reducing the amount invested by us in any property.
Additionally, and notwithstanding the foregoing, these senior advisors, consultants and other professionals as well as current and former chief executive officers of Principal Real Estate portfolio entities, may be (or have the preferred right to be) investors in various Principal Real Estate portfolio entities or Other Principal Accounts. The nature of the relationship with each of the strategic advisors, consultants, executive advisors and other professionals and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they provide the Dealer Manager and the Adviser with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they may take on more extensive roles and serve as executives or trustees on the boards of various entities or contribute to the origination of new investment opportunities. In certain instances, Principal Real Estate may have formal arrangements with these senior advisors, executive advisors, consultants, management teams for operating platforms or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. They may be compensated (including pursuant to retainers and expense reimbursement) from Principal Real Estate, us or portfolio properties or otherwise uncompensated unless and until an engagement with a portfolio property develops. In certain cases, they have certain attributes of Principal Real Estate “employees” (e.g., they may have dedicated offices at Principal Real Estate, have a Principal Real Estate email address, participate in general meetings and events for Principal Real Estate personnel, work on Principal Real Estate matters as their primary or sole business activity) even though they are not considered Principal Real Estate employees, affiliates or personnel for purposes of the Dealer Manager Agreement (as defined below) or Advisory Agreement. There can be no assurance that any of the senior advisors, consultants and other professionals will continue to serve in such roles or continue their arrangements with Principal Real Estate, us and any portfolio properties.
We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Adviser and its affiliates or their respective related parties. These transactions involve conflicts of interest, as Principal Real Estate may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of trustees (including a majority of our independent trustees) not otherwise interested in the transaction in accordance with our Declaration of Trust.
Certain Other Principal Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Through Other Principal Accounts, Principal Real Estate currently invests and plans to continue to invest third- party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of CRE debt and other investment opportunities with certain Other Principal Accounts that are actively investing and similar overlap with future Other Principal Accounts. See “—Principal Real Estate may raise or manage Other Principal Accounts which could result in the reallocation of Principal Real Estate personnel and the direction of potential investments to such Other Principal Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us.
With respect to Other Principal Accounts with investment objectives or guidelines that may overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Principal Accounts in accordance with Principal Real Estate’s prevailing policies and procedures on a basis that the Adviser and its affiliates believe to be fair and equitable to all Other Principal Accounts, including the Company, to the fullest extent possible. For additional information, see “Item 7 Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest.”
While the Adviser will seek to manage potential conflicts of interest in a fair and reasonable manner as required the Advisory Agreement, the portfolio strategies employed by the Adviser and its affiliates in managing the Other Principal Accounts could conflict with the strategies employed by the Adviser in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Adviser or its affiliates may also give advice to the Other Principal Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Principal Accounts. Such variation may create an incentive for the Adviser or its affiliates to allocate a greater percentage of an investment opportunity to us or such Other Principal Accounts, as the case may be.
Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us or Other Principal Accounts.
Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us or Other Principal Accounts. In addition, the Adviser may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser, or the investment is not appropriate for us for other reasons as determined by the Adviser. In any such case the Adviser could, thereafter, offer such opportunity to other parties, including Other Principal Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Principal Accounts may be advised by a different Principal Real Estate business group with a different investment approval process, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Principal Real Estate, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases, Principal Real Estate earns greater fees when Other Principal Accounts participate alongside or instead of us in an investment.
The Adviser makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Principal Real Estate is entitled to amend its policies and procedures at any time without prior notice or our consent.
To the extent we acquire investments through joint ventures with Other Principal Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Principal Accounts. We expect that the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Principal Accounts.
Principal Real Estate may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Principal Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain debt that Principal Real Estate determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Principal Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Principal Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Principal Real Estate could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our Declaration of Trust, Principal Real Estate will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Principal Real Estate will have conflicting duties to us and Other Principal Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Principal Real Estate has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Principal Accounts.

Our Declaration of Trust renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our Declaration of Trust provides that, to the maximum extent permitted from time to time by Maryland law, (a) none of our trustees, officers or agents who is also an officer, employee or agent of Principal Real Estate or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.
Our Declaration of Trust also provides that any Covered Person may have business interests and engage in business activities similar, in addition to or in competition with those of or relating to us.
We may co-invest with Principal Real Estate affiliates in CRE Debt Investments or other investments and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Principal Accounts have a different principal investment, conflicts of interest may arise between us and Other Principal Accounts, and the Adviser may take actions that are adverse to us.
We may co-invest with Other Principal Accounts in investments that are suitable for both us and such Other Principal Accounts. We and the Other Principal Accounts may make or hold investments at different levels of an issuer’s capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Principal Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Principal Accounts, the Adviser and its affiliates may be presented with decisions when our interests and the interests of the Other Principal Accounts are in conflict. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such securities held by such Other Principal Accounts (notwithstanding that if such Other Principal Accounts maintain voting rights with respect to the securities they hold) or, if we do not recuse ourselves, Principal Real Estate may be required to take action where it will have conflicting loyalties between its duties to us and to such Other Principal Accounts, which may adversely impact us.
Other Principal Accounts may also participate in a separate tranche of a financing with respect to an issuer/ borrower in which we have an interest or otherwise in different classes of such issuer’s securities. In connection with negotiating loans and bank financings in respect of our real estate-related transactions, from time to time Principal Real Estate will obtain the right to participate on its own behalf in a portion of the financings with respect to such transactions. If an Other Principal Account has a mezzanine debt investment with respect to the same issuer to whom we have made a mortgage loan, Principal Real Estate may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Principal Accounts, the Adviser and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Principal Accounts are in conflict, and Principal Real Estate may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Principal Accounts that are adverse to us. There can be no assurance that any such conflict will be resolved in our favor and Principal Real Estate may be required to take action where it will have conflicting loyalties between its duties to us and to Other Principal Accounts, which may adversely impact us.
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such Other Principal Accounts’ involvement and actions relating to its investment.

Principal Real Estate may raise or manage Other Principal Accounts which could result in the reallocation of Principal Real Estate personnel and the direction of potential investments to such Other Principal Accounts.
Principal Real Estate reserves the right to raise and/or manage Other Principal Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Principal Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate debt and real estate-related debt securities investment opportunities with certain Other Principal Accounts that are actively investing and similar overlap with future Other Principal Accounts. The closing of an Other Principal Account could result in the reallocation of Principal Real Estate personnel, including reallocation of existing real estate professionals, to such Other Principal Account. In addition, potential investments that may be suitable for us may be directed toward such Other Principal Account.
Principal Real Estate’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Principal Real Estate or one or more Other Principal Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Principal Real Estate or one or more Other Principal Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Principal Real Estate or one or more Other Principal Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.
Certain principals and employees may be involved in and have a greater financial interest in the performance of other Principal Real Estate funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain of the principals and employees of the Adviser and the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of trustees (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Principal Real Estate on more favorable terms than those payable by us.
Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) that provide goods or services to us, Principal Real Estate or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Principal Real Estate and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which Principal Real Estate or Other Principal Accounts have an investment, and payments by us may indirectly benefit Principal Real Estate or such Other Principal Accounts. Additionally, certain employees of the Adviser may have family members or relatives employed by such advisors and service providers. The Adviser or its affiliates may also provide administrative services to us. These relationships may influence us, Principal Real Estate and the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

It is expected that certain Principal Real Estate affiliates will also provide other services in respect of our investments from time to time, including, but not limited to administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation in respect of our investments. The fees and expenses of such Principal Real Estate-affiliated service providers (and, if applicable, their employees) are borne by our investments and there is no related offset to the management fee we pay to the Adviser. While Principal Real Estate believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Principal Real Estate to engage its affiliated service provider over a third party.
Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related debt securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment- related services and research that the Adviser believes to be of benefit to us. Service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Principal Real Estate and its affiliates, the Adviser or its affiliates may pay different amounts or rates than those paid by us. However, the Adviser and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Principal Real Estate investment vehicles for the same services.
The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Principal Real Estate personnel.
The officers, trustees, members, managers and employees of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Principal Real Estate policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments could, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
We expect to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that may participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring financing, tax profile and timing of disposition of investments. The Adviser may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) shareholders than for other shareholders. In addition, we may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers our investment and tax objectives (including our qualification as a REIT) and those of our shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliate) as a whole, not the investment, tax or other objectives of any shareholders individually.
The Adviser will be required to decide whether certain costs and expenses are to be borne by us, on the one hand, or the Adviser or one or more Other Principal Accounts on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Principal Accounts, on the other hand.
From time to time, the Adviser will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Adviser (pursuant to the terms of the Advisory Agreement) or one or more Other Principal Accounts, on the other hand, and whether certain costs and expenses should be allocated between or among us, on the one hand, and one or more Other Principal Accounts, on the other hand. The Adviser intends to generally allocate expenses that are applicable to both us and any Other Principal Account, as applicable, on a pro rata basis (on a basis that is most equitable among such parties). There can be no assurance that a different manner of allocation would not result in us, any Other Principal Account, or any other client of Principal Real Estate or its affiliates bearing less (or more) expenses. If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Adviser, then such expenses will be allocated between us and the Adviser as determined by the Adviser to be fair and equitable under the circumstances over time.

Risks Related to our REIT Status and Certain Other Tax Items
Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2025. We do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re- elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of trustees has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”
Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividends income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non- corporate U.S. shareholders in taxable years beginning before January 1, 2026.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To qualify as a REIT, we must distribute to our shareholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
Our taxable income may substantially exceed our net income as determined based on GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.
In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our common shares. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify be taxed as a REIT. Additionally, 100 or more persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our Declaration of Trust also provides that, unless exempted by our board of trustees prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding common shares or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our board of trustees may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.
Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. See “Item 1 Business—Taxation of the Company.” In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests (as discussed further below), or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
We may choose to pay dividends in the form of our own shares, in which case our shareholders may be required to pay income taxes in excess of the cash dividends received.
We may distribute taxable dividends that are payable in cash or our shares. Shareholders (that are not otherwise exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a
U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
We may originate or acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on certain debt instruments may be made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.
Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.
We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to shareholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common shares owned by “disqualified organizations” are held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the common shares held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our common shares in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.
In addition, if we realize excess inclusion income, our shareholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our shareholders. If a shareholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a shareholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the shareholder is a REIT, RIC, common trust fund or other pass-through entity, their allocable share of our excess inclusion income could be considered excess inclusion income of such entity.
Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income”, (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold our common shares, or (4) any residual real estate mortgage investment conduit (“REMIC”) interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt shareholder and, in the case of condition (3), gains realized on the sale of common shares by such tax-exempt shareholder, may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.
Liquidation of our assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.
Our ownership of, and relationship with, any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limitations could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 20% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.
Legislative, regulatory or administrative changes could adversely affect us, our shareholders or our borrowers.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our shareholders or our borrowers.
Further changes to the tax laws are possible. In particular, the U.S. federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a shareholder of an investment in our common shares.
Investors are urged to consult with their tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cut and Jobs Act of 2017 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash.
Shareholders who participate in the distribution reinvestment plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash. These deemed distributions will be treated as actual distributions from us to the participating shareholders and will retain the character and U.S. federal income tax effects applicable to all distributions. Shares received under the plan will have a holding period beginning with the day after purchase, and a U.S. federal income tax basis equal to their cost, which is the gross amount of the deemed distribution.

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the highest U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.
Risks Related to Plan Investors
If the fiduciary of an employee benefit plan or plan subject to ERISA or the Code fails to meet the fiduciary and other standards under ERISA, the Code or applicable statutory common law as a result of an investment in our common shares, the fiduciary could be subject to penalties.
There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an IRA and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself, to the extent applicable, that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
•our shareholders will be able to value the assets of the plan in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount involved.
We may encounter risks arising from provision of managerial assistance.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations. In this regard, we may elect to operate the Company as a “venture capital operating company (“VCOC”) or a “real estate operating company” (“REOC”), each within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments, in the case of operating as a VCOC, and participating in the management and development activities of the underlying real estate, in the case of operating as a REOC. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Code requirements.
As noted above, we intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a benefit plan investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
We may encounter risks arising from potential control group liability.
Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group. A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio entities, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements. If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio investments by the Company and/or its affiliates and other co-investors in a portfolio entity and their respective ownership interests in the portfolio entity, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the portfolio entities in which we are investing could become jointly and severally liable for another portfolio entity’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
General Risk Factors
The past performance of the Adviser’s senior management is not a predictor of our future results.
Neither the track record of the senior management of the Adviser nor the performance of the Adviser will imply or predict (directly or indirectly) any level of our future performance. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.

Insurance on loans and real estate-related securities collateral may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
We rely upon the accuracy and completeness of information about borrowers, lenders and other counterparties and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.
We will rely on the accuracy and completeness of information about borrowers, lenders and other counterparties, and we may use proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers, lenders and other counterparties, and any borrower, lender and other counterparty that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. The controls and processes that we use to help us identify misrepresented information in our loan origination operations and in other deals with lenders and counterparties were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our operations.
High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs.
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.
Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.
Sustainability risks may have a greater impact on us than that assessed by the Adviser.
We may be affected by the impact of a number of sustainability factors, also referred to as ESG factors, on real estate assets securing or related to loans originated by us or other investments in which we participate (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.

The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to physical climate events such as droughts, famines, floods, storms, fires and exposure to extreme temperatures; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s environmental resilience and greenhouse gas emission footprint, including but not limited to actions aimed at improving a building’s energy use efficiency, deployment of clean energy generation and consumption equipment, actions aimed at reducing waste and water use, typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles, accounting and reporting of greenhouse gas emissions traced back to the construction and operation of assets secured by our loans and investments, may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets that advance sustainability themes and/or mitigate material physical climate and transition risks, may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure. We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and new climate change-related regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest and may enhance our disclosure obligations, which could negatively affect us and materially increase the regulatory burden and cost of compliance. We and the Adviser cannot predict the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet existing and newly created greenhouse gas emission benchmarks or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Adviser.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
ESG matters have been the subject of increased focus by advocacy groups, government agencies and the general public, and new regulatory initiatives related to ESG that are applicable to us could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Further, as a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our public filings with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we or the Adviser may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our operations.
Additionally, we could be criticized for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our tenants fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.
We are offering common shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the common shares, including any shareholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.
Economic sanction laws in the United States and other jurisdictions may prohibit the Advisor, its professionals and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Company’s investment activities.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. The Advisor, its professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the Adviser have developed and implemented policies and procedures designed to ensure strict compliance by Principal Real Estate and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of the Advisor’s policies and procedures, issuers and their affiliates, particularly in cases where the Company or another Principal Real Estate-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that Principal Real Estate has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject Principal Real Estate to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect Principal Real Estate’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.
Political changes may affect the real estate-related securities markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. President Trump’s election, for a term commencing in 2025, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. For example, the U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
Litigation outcomes may have an adverse impact on us.
In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our board of trustees will be indemnified by us in connection with such litigation, subject to certain conditions.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
As externally advised by the Adviser, we rely on Principal Financial Group’s information technology (“IT”) systems, including data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers, to assist in conducting our businesses. Principal’s IT systems, like those of most companies, may be vulnerable to certain cybersecurity threats such as ransomware, interruption of services, data breaches, or any other cybersecurity incidents, or a series of related cybersecurity incidents, that could adversely impact our financial condition, results of operations, cash flows or business strategy, including our ability to operate core business functions. Principal continually monitors the risk landscape and did not experience any cybersecurity breaches, including malware and computer virus attacks, that have materially affected, or are reasonably likely to materially affect our financial condition, results of operations, cash flows, or business strategy. For more information on our cybersecurity-related risks, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Principal proactively assess potential risks presented by new services or systems integrated within the Principal network or data and ensure appropriate controls are applied under such circumstances. Principal has proactive security controls built into software development life cycle that help engineers identify and resolve security issues at every stage of software development. Principal identity verification processes, which include multi-factor authentication and other identity verification technologies, provide further protection for information. Principal performs due diligence and monitors third party relationships to assess the suitability of their cybersecurity controls and protocols based on risk profile for the business operations or services for which they are engaged.
Principal’s awareness and training program is designed to create a risk-aware culture to ensure employees understand cybersecurity threats and are accountable for completing required training. Principal has trained their employees to recognize and resist phishing attempts with simulated phishing program. At least quarterly, employees are presented with simulated phishing scenarios that deliver hands-on experience and on-the-spot education opportunities. All engineers and employees holding equivalent roles who are involved in software development also receive mandated secure software development training.
Principal has an enterprise incident management plan that provides a framework for preparing for, managing and responding to cybersecurity incidents that may arise. The plan ensures stakeholders across the organization are identified who have the appropriate experience, training and expertise in incident management and that the organization is well positioned to address incidents. Principal carries out cybersecurity incident response exercises to develop widespread familiarity and experience in responding to cybersecurity incidents.
No risks from any known cybersecurity incidents have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Governance
Our board of trustees is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated joint responsibility for such oversight of cybersecurity matters to the Audit Committee (as defined below). The Audit Committee receives periodic updates from the Adviser on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents.
The Adviser’s IT management holds relevant expertise in assessing and managing cybersecurity threats. Numerous members of management and employees across the information security and risk functions hold nationally recognized designations and certifications, including the Certified Information Systems Security Professional designation, Global Information Assurance Certifications and Amazon Web Services Cloud Certifications. In addition to its in-house cybersecurity capabilities, at times Principal also engages third parties to assist with assessing, identifying, and managing cybersecurity risks.
Item 2. Properties
Our principal office is located at 711 High Street, Des Moines, Iowa 50392. As part of the Advisory Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
In our continuous, blind pool private offering, we are offering and selling our common shares in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D. There is no public market for our common shares currently, nor can we give any assurance that one will develop.
Because our common shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold or transferred (i) except as permitted under our Declaration of Trust and (ii) unless the common shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in our common shares unless and until we accept their repurchase or transfer request. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.
Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights. The following table details the upfront transaction fees and ongoing shareholder servicing fees for the applicable share class:

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-I Common Shares	Class A Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—	—	—
For Class S common shares, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T common shares, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D common shares, investors will pay upfront selling commissions of up to 1.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I common shares, Class F-I common shares, Class A common shares, or Class E common shares.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for our private offering and is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T common shares and Class S common shares. For Class T common shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T common shares, however, with respect to Class T common shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D common shares, the Dealer Manager is entitled to a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D common shares. There is no shareholder servicing fee with respect to Class I common shares, Class F-I common shares, Class A common shares, or Class E common shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
The initial per share purchase price for each class of our common shares (other than Class A shares) sold in our continuous, blind pool private offering will be equal to the most recently determined NAV per share for the Class A shares issued to the Anchor Investors in connection with the Anchor Investment (which was deemed to be $20.00 until the last calendar day of the month during which we make our first investment), plus, for Class S shares, Class T shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any Performance Fee (as defined below) and the deduction of any ongoing service fees specifically applicable to such class of shares).

See “—Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share. As of December 31, 2024, the per share purchase price for our Class A common shares was $21.11.
Holders
As of March 26, 2025, there were two holders of record of the Company’s Class A common shares, two holders of record of the Company’s Class F-I, one holder of recorded of the Company’s Class I, and three holders of record of the Company’s Class E common shares. All three of the holders of record of the Class E common shares are independent trustees that received restricted common shares granted as part of their compensation for serving as independent trustees.
Net Asset Value Calculation and Valuation Guidelines
Our board of trustees adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our Independent Valuation Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.
The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our financial statements.
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
Independent Valuation Advisor
We have engaged SitusAMC Valuation Advisory and Risk Solutions, LLC, which was approved by our board of trustees, including a majority of our independent trustees, to serve as the Independent Valuation Advisor. The Independent Valuation Advisor is expected to be engaged in the business of rendering opinions regarding the value of real estate-related investments and related liabilities and is not affiliated with us or the Adviser.
The Adviser, with the approval of our board of trustees, including a majority of independent trustees, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies. While the Independent Valuation Advisor is responsible for providing monthly valuations of certain of our investments in accordance with the Company’s valuation policy, it is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of NAV.
The Independent Valuation Advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our board of trustees, including a majority of our independent trustees. We will promptly disclose any changes to the identity or role of the Independent Valuation Advisor to shareholders. The Independent Valuation Advisor will discharge its responsibilities in accordance with our valuation guidelines.
Our board of trustees will not be involved in the periodic valuation of our assets and liabilities but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV per share for each class of shares will be calculated monthly by our fund administrator and such calculation will be reviewed and confirmed by the Adviser. Pursuant to a valuation services agreement with the Independent Valuation Advisor, the Independent Valuation Advisor will provide valuations of certain of our investments each month in accordance with the Company’s valuation policy. Based on the monthly valuations provided to us by the Independent Valuation Advisor, the Adviser will determine the final valuations of our assets and liabilities in order for our fund administrator to calculate the NAV per share for each class of shares.
We will pay fees to the Independent Valuation Advisor upon its delivery of each valuation report in accordance with the valuation services agreement. We will also agree to indemnify the Independent Valuation Advisor against certain liabilities arising out of the engagement. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.

The Independent Valuation Advisor and its affiliates have provided and is expected to continue to provide valuation advisory services to Principal Real Estate and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. The Independent Valuation Advisor and its affiliates will from time to time perform other commercial real estate and financial advisory services for Principal Real Estate and its affiliates, or in transactions related to collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the Independent Valuation Advisor as certified in the applicable valuation report
Valuation of Investments
CRE Loans
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
Valuation of Collateral
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
Valuation of Real Estate Owned Properties
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
Each valuation report prepared by an independent appraiser is addressed solely to us but provided to the Independent Valuation Advisor for use in consideration of the reasonableness of the Adviser’s valuation of our REO properties. Any independent appraiser’s valuation report is not addressed to the public and may not be relied upon by any other person to establish the value of the property.
Valuation of Other Real Estate-Related Assets
Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS and CLOs. In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, our board of trustees may retain additional independent valuation firms to assist with the valuation of real estate-related assets.

Publicly Traded Real Estate-Related Assets
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
Private Real Estate-Related Assets
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
Valuation of Derivative Instruments
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
Valuation of Liquid Non-Real Estate-Related Assets
Liquid non-real estate-related assets include credit rated government debt securities, corporate debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.
Valuation of Liabilities
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
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class S shares, Class T shares and Class D shares and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to Class S shares, Class T shares, Class D shares, Class I shares, Class F-I shares and Class A shares and will only be included in the NAV calculation for those classes.

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through March 3, 2025, the date of the Initial Retail Closing, nor (2) operating expenses paid by the Adviser, incurred by us during the period through March 3, 2026, which is the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.
NAV and NAV Per Share Calculation
Each class will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, the management fee and the performance fee. In accordance with the valuation guidelines, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.
The monthly NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of facilities and any other liabilities (including accrued performance fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also includes material non-recurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.
The Adviser has agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of our operating expenses on our behalf through March 3, 2026, which is the first anniversary of the Initial Retail Closing. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following March 3, 2026. For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Adviser through the first anniversary of the Initial Retail Closing will not be deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). After March 3, 2026, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).
Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific management fees, performance fees and shareholder servicing fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table provides a breakdown of the major components of our total NAV as of December 31, 2024 (amounts in thousands, except for share amount):

December 31, 2024	Amounts
Cash and cash equivalents	$11,888
Restricted cash	4,243
Loans receivable, at fair value	140,569
Line of credit, at cost	(119,000)
Loans payable, at fair value	(21,750)
Escrow deposits	(4,243)
Due to adviser	(655)
Interest payable	(322)
Income tax payable	(176)
Net Asset Value	$10,554
Number of outstanding shares	500

The following table reconciles GAAP shareholders’ equity and redeemable common shares per our consolidated balance sheet to our NAV (amounts in thousands):

December 31, 2024	Amounts
Shareholders’ Equity	$10,554
Adjustments:	—
NAV	$10,554

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2024 (amounts in thousands, except for per share amount):

December 31, 2024	Class S Shares	Class TShares	Class D Shares	Class IShares	Class F-I Shares	Class E Shares	Class A Shares	Total
Net asset value	$—	$—	$—	$—	$—	$—	$10,554	$10,554
Number of outstanding shares	—	—	—	—	—	—	500	500
NAV Per Share as of December 31, 2024	$—	$—	$—	$—	$—	$—	$21.11	$21.11
Distribution Policy
We intend to declare monthly distributions based on record dates established by our board of trustees (or a committee thereof) and to pay such distributions on a monthly basis. We cannot guarantee the amount of distributions paid, if any.
Distributions are authorized at the discretion of our board of trustees, in accordance with our earnings, cash flows and general financial condition. Our board of trustees’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the distributions-paid deduction and excluding net capital gains.
As of December 31, 2024, we have not declared any distributions.
Unregistered Sales of Equity Securities
We were initially capitalized through the purchase by Principal Real Estate of 50 common shares for an aggregate purchase price of $1,000 on June 25, 2024 (the “Initial Capitalization”).
These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. These shares were redeemed on December 20, 2024 for the aggregate proceeds of $1,000.
On July 19, 2024, each of Principal Life Insurance Company and an unaffiliated insurance company (together, the “Anchor Investors”) executed a subscription agreement, pursuant to which the Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150.0 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (the “Anchor Investment”). On December 9, 2024, the Company issued an aggregate of 500,000 of its common shares to the Anchor Investors at a price per share of $20.00 for an aggregate purchase price of $10.0 million. The offer and sale of the shares to the Anchor Investors was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 3, 2025, we began accepting subscriptions from investors in such private offering. As of March 26, 2025, we have issued 101,557 Class F-I common shares and 49 Class I common shares for an aggregate price of $2.1 million. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
Share Repurchase Plan
On November 11, 2024, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares, and we expect to begin the share repurchase plan in the calendar quarter ended June 30, 2025, which is the first full calendar quarter following the Initial Retail Closing. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular calendar quarter, in our discretion, subject to any limitations in the share repurchase plan.

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). This Early Repurchase Deduction does not apply to shares acquired through our distribution reinvestment plan.
The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I, Class E, Class A, and Class F-I common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares and excluding any Early Repurchase Deduction) under our share repurchase plan is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Adviser pursuant to the Advisory Agreement will not be subject to these repurchase limitations.
In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any calendar quarter under our share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest.
During the year ended December 31, 2024, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Overview
We are a Maryland statutory trust formed on May 22, 2024. We are managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG”.
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by focusing on high quality real assets with current cash-flow and/or limited business plan risk; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
Our investment strategy is focused on originating, acquiring, financing managing, and disposing of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments“), diversified across both geography and asset class. To a lesser extent, the Company may invest in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. Our CRE loans are expected to be primarily secured by properties in the U.S. and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.

Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. For the taxable year ended December 31, 2024, the Company intends to be taxed as a corporation and will be subject to certain federal income tax on its taxable income (and may be subject to certain state and local taxes on income or assets, depending on Company holdings). We intend to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT, for taxable year ending December 31, 2025.
We are conducting a blind pool continuous private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Form 10-K.
2024 Highlights
Fundraising and Distributions
•On July 19, 2024, each of the Anchor Investors executed a subscription agreement in connection with the Anchor Investment, pursuant to which the Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00. On December 9, 2024, the Company issued an aggregate of 500,000 of its common shares to Anchor Investors at a price per share of $20.00 for an aggregate purchase price of $10 million. The offer and sale of the shares to Anchor Investors was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
•As of December 31, 2024, no distributions were declared or paid by the Company.
Investments
•During 2024, the Company originated six first mortgage loans with a total amount funded of $140.6 million and the total commitment amount was $157.0 million. The loans were financed with a combination of borrowings under the JPM Subscription Line (as defined below) and the GS Repurchase Agreement (as defined below).
Financings
•On November 26, 2024, the Company entered into a credit agreement (the “JPM Subscription Line”) with JPMorgan Chase Bank, N.A. (“JPM”). The JPM Subscription Line provides for maximum borrowings of $100 million, which was subsequently upsized on December 9, 2024 to $126 million. The JPM Subscription Line provides for interest on the utilized portion of the loan at an annual rate based on the one-month Term SOFR (as defined therein) plus 2.15%. We expect to use the JPM Subscription Line for cash management purposes, origination of certain investments and other general corporate purposes.
•On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250 million.

Key Components of Our Results from Operations
Revenues
We will seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate. We expect to create synergies with Principal Real Estate’s existing debt capabilities by leveraging its significant scale and existing relationships to source ample lending opportunities. Our revenues will primarily comprise interest income generated by investments in loans and by securities backed by loans in addition to loan origination fees and gains on sales of loans and securities investments.
Expenses
We entered into the Advisory Agreement with the Adviser, pursuant to which we pay the Management Fee and Performance Fee. In addition, pursuant to the Advisory Agreement, we reimburse the Adviser for certain expenses as they occur. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information on the fees and expense paid to the Adviser and its affiliates.
Hedging
Hedging activities can be expected to result in the incurrence of hedging related expenses. In general, the Company will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, the Company may mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration.
Unrealized Gains (Losses) on Assets and Liabilities and Related Valuation Practices
As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The guidance in ASC 825, Financial Instruments provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheet from those instruments using another accounting method.
The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.
To facilitate the application of the fair value option election in our financial reporting, as well as for the purposes of the monthly NAV computations, our board of trustees adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and SitusAMC Valuation Advisory and Risk Solutions, LLC (the “Independent Valuation Adviser”) in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The following valuation methods will be used for purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV:
CRE Loans. Newly originated or acquired CRE loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Independent Valuation Adviser will provide the valuation of each of our CRE loan investments. Valuations of CRE loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
Collateral. For CRE loan investments, an appraisal will be completed by an independent appraisal firm prior to the closing of each transaction. Appraised values of property collateral are based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Adviser may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.
Real Estate Owned (“REO”) Properties. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become REO property. REO properties will initially be valued at fair value (prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the Adviser will determine the fair value of each of the REO properties and the Independent Valuation Adviser will review and confirm the reasonableness of those valuations on a quarterly basis. Additionally, the REO properties will be valued by an independent appraiser annually. Property-level valuations reflect changes in property value based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.
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
Private Real Estate-Related Assets. Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Adviser will provide those valuations. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
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
Liabilities. The fair value of any of our future facilities will be determined by the Adviser on a monthly basis, which will be used in calculating our NAV. New facilities will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Independent Valuation Adviser will provide the valuations of each facility liability that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.
The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.
With regard to NAV calculations, the same fair values of assets and liabilities determined by the application of the methods cited above are generally used in monthly NAV calculations. To calculate our NAV for purposes of establishing a purchase and repurchase price for our common shares, we have adopted a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders' equity or any other GAAP measure. The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements.
The Board has delegated to the Adviser the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class S shares, Class T shares and Class D shares and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to Class S shares, Class T shares, Class D shares, Class I shares, Class F-I shares and Class A shares and will only be included in the NAV calculation for those classes.
For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through March 3, 2026, which is the first anniversary of the Initial Retail Closing, nor (2) operating expenses paid by the Adviser, incurred by us during the period through March 3, 2026, which is the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.
Portfolio and Investment Activity
As of December 31, 2024, the Company had originated six CRE loans as further summarized in the table below (amounts in thousands).

Loan Type	Origination Date(1)	Total Loan	Principal Balance	Net Book Value	Cash Coupon(2)	Maximum Maturity(3)	Location	Property Type	LTV(4)
Senior Loan	12/10/2024	$25,000	$25,000	$25,000	+3.25%	01/01/2030	Castle Rock, CO	Industrial	74%
Senior Loan	12/16/2024	$32,500	$29,000	$29,000	+3.25%	01/01/2029	Puyallup, WA	Industrial	53%
Senior Loan	12/30/2024	$40,728	$36,324	$36,324	+3.40%	01/01/2030	Olathe, KS	Industrial	73%
Senior Loan	12/30/2024	$12,637	$9,547	$9,547	+3.85%	01/01/2030	Greenwood, IN	Industrial	59%
Senior Loan	12/30/2024	$19,139	$17,231	$17,231	+3.70%	01/01/2030	Mesa, AZ	Industrial	79%
Senior Loan	12/30/2024	$27,017	$23,467	$23,467	+3.85%	01/01/2030	Richmond, CA	Industrial	72%
(1)Origination date represents the date the loan investment was initially originated or acquired by us.
(2)The cash coupon are expressed as a spread over the relevant floating benchmark rate, which is SOFR.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)LTV represent the loan-to-value ratio as of the Origination Date, which are not updated for subsequent loan modifications or upsizes.

Results of Operations
For the period from May 22, 2024 (Date of Formation) through December 31, 2024:
•Revenues totaled $1.8 million, and consisted of interest income of $0.2 million and other revenue of $1.6 million (predominantly origination fees).
•Professional fees were approximately $0.4 million and primarily related to operating costs incurred during the period. Organization costs were approximately $0.7 million. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Adviser following March 3, 2026, which is the first anniversary of the Initial Retail Closing, and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•Interest expenses and financing fees were $0.3 million and $0.8 million, respectively. Interest expense was incurred in financing the mortgage loan asset originated in December 2024. These expenses and fees are related to the various debt obligations entered into by the Company as part of the initial loan origination.
•The net income from operations of $0.5 million for the period is mostly related to the origination fee income from loans receivable originated in December 2024.
•Offering costs incurred were approximately $1.4 million. Under GAAP, these costs are charged directly against shareholders’ equity. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of such advanced costs following March 3, 2026, which is the first anniversary of the Initial Retail Closing, and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
Our net income for the period May 22, 2024 (Date of Formation) through December 31, 2024, was approximately $0.5 million or $11.59 per weighted average common (basic and diluted).
Financial Condition
Investment Activities
On December 10, 2024, the Company originated a mortgage collateralized by two newly constructed industrial buildings totaling 327,564 square feet located in the Tacoma, Washington MSA. Building A is currently vacant and is in the early phase of leasing while Building B is 100% leased. Principal in the amount of $29.0 million was funded at closing with a total loan commitment of $32.5M including any future hurdled and unhurdled future fundings. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has two one-year options to extend the term of the loan.
On December 16, 2024, the Company originated a mortgage collateralized by two newly constructed industrial buildings totaling 158,380 square feet located in the Denver MSA. The assets are materially leased with over 90% occupancy achieved post loan closing. Principal in the amount of $25.0 million was funded at closing. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
On December 30, 2024, the Company originated a mortgage collateralized by a newly constructed industrial building totaling 121,000 square feet located in the Oakland MSA. The asset is currently in the early phases of leasing. Principal in the amount of $23.5M was funded at closing with a total loan commitment of $27.0 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
On December 30, 2024, the Company originated a mortgage collateralized by a newly constructed industrial building totaling 139,364 square feet located in the Phoenix MSA. The asset is currently in the early phases of leasing. Principal in the amount of $17.2M was funded at closing with a total loan commitment of $19.1 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
On December 30, 2024, the Company originated a mortgage collateralized by a newly constructed industrial building totaling 196,560 square feet located in the Indianapolis MSA. The asset is currently in the early phases of leasing. Principal in the amount of $9.5M was funded at closing with a total loan commitment of $12.6 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
On December 30, 2024, the Company originated a mortgage collateralized by a newly constructed industrial building totaling 569,584 square feet located in the Kansas City MSA. The asset is currently in the early phases of leasing. Principal in the amount of $36.3 was funded at closing with a total loan commitment of $40.7 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.
The Anchor Investors have agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class A shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then at a price per share equal to $20.00. Further, each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. As of December 31, 2024, Anchor Investors have purchased $10.0 million in our Class A shares.
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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2024, the Company has established a $100.0 million subscription line facility and a $250.0 million master repurchase facility. The Company has pledged an industrial loan as collateral and borrowed $21.8 million. As of December 31, 2024, the Company has $140.8 million in outstanding debt. Refer to Note 3 - “Investment in Loans Receivable” and Note 4 - “Debt” for further information.
As of December 31, 2024, the company had cash and cash equivalents of $11.9 million. These amounts do not include $140.0 million of undrawn capacity under Anchor Investor’s equity commitment which represents readily available liquidity.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

December 31, 2024	Amounts
Cash flows provided by operating activities	$1,824
Cash flows used in investing activities	(136,326)
Cash flows provided by financing activities	150,633
Net increase in cash and cash equivalents	$16,131
Cash flows provided by operating activities were $1.8 million and were primarily due to interest income and origination fees earned on the loan receivable during the period.
Cash flows used in investing activities were $136.3 million and were related to the loan origination activity during the period.
Cash flows provided by financing activities were $150.7 million and were related to the proceeds from the loan payable and the continuous, blind pool private offering during the period.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in loans receivable and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.

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
As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections has been made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.
The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s balance sheet from those instruments using another accounting method.
Accrual of interest on non-performing loans is ceased at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash. If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms
For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that the estimate of undiscounted expected principal and interest exceeds the investment in the loan. Such excess, if any, is recognized as interest income on a level-yield basis over the life of the loan.
Income Taxes
For taxable year ended December 31, 2024, we plan to file as a corporation and will be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its taxable income. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to shareholders, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRSs, (3) certain state or local income taxes and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company’s tax returns for three years from the date filed are subject to examination.
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
Recent Accounting Developments
Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.

Subsequent Events
On February 14, 2024, the Company originated a mortgage collateralized by a newly renovated Multifamily property totaling 408 units located in the Phoenix MSA. The asset was 90% leased at closing. Principal in the amount of $75.0 million was funded at closing with a total loan commitment of $76.5 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
Subsequent to December 31, 2024, the Company made repayments of $99.0 million and borrowed an additional $75.0 million on the JPM Subscription Line which resulted in a decrease of $24.0 million. Additionally, the Company borrowed an additional $139.9 million under the Repurchase Agreement.
Subsequent to December 31, 2024, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class A Common Shares	710,634	$15,000
Class F-I Common Shares	101,557	2,080
Class I Common Shares	49	1
Total	812,240	$17,081

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk are related to interest rates, credit spreads, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
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
The net interest income sensitivity analysis calculates the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2024. As our commercial real estate balance of $140.5 million and our outstanding borrowings of $140.8 million both use SOFR variable rates and are almost equal balances, the change in net investment income impact as of December 31, 2024, is effectively zero.
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

One of the investments in loans receivable the Company originated to a single borrower on December 30, 2024 totaled $36.3 million and represented approximately 23% of the Company’s total assets as of December 31, 2024. The property underlying this loan is a 570,000 square foot warehouse facility located in the Kansas City Metropolitan Statistical Area and was recently constructed in late 2023. As of December 31, 2024, the property was leased for 10 years to one tenant for 35% of the total net rentable area. During February 2025, the borrower executed a 5-year lease with another tenant for 32% of the total net rentable area bringing occupancy to 67%. The weighted average loan to value ratio for this loan is approximately 73% based on an independent appraisal of the property as of January 31, 2025. This loan is not cross collateralized with any other investment. An affiliate of the borrower has provided a limited guarantee of the loan. The guarantor entity is a nationally recognized real estate developer. The guarantor provides the following guarantees in connection with the loan: (i) a carry guaranty, (ii) a guaranty of recourse obligations guaranteeing the payment of any losses sustained by us caused by certain “bad acts” of the borrower, and (iii) an environmental indemnity agreement.
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
Foreign Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. Over the term of our investments we generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. In addition, we expect to typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency-denominated cash flows (interest income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments. We also expect substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Principal Credit Real Estate Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Principal Credit Real Estate Income Trust and subsidiaries (the “Company”) as of December 31, 2024 and June 30, 2024, the related consolidated statements of operations, changes in equity, and cash flows, for the period from May 22, 2024 (“Date of Formation”) through December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and June 30, 2024, and the results of its operations and its cash flows for the period from May 22, 2024 (“Date of Formation”) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Des Moines, Iowa
March 26, 2025
We have served as the Company’s auditor since 2024.

Principal Credit Real Estate Income Trust
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	As of December 31, 2024	As of June 30, 2024
ASSETS
Cash and cash equivalents	$11,888	$1
Restricted cash	4,243	—
Investment in loans receivable, at fair value	140,569	—
Total assets	$156,700	$1
LIABILITIES AND EQUITY
Line of credit, at cost	$119,000	$—
Loans payable, at fair value	21,750	—
Escrow deposits	4,243	—
Due to advisor	655	—
Interest payable	322	—
Income tax payable	176	—
Total liabilities	146,146	$—
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	10,008	1
Equity
Accumulated earnings and cumulative distributions	546	—
Total shareholders' equity	546	—
Total liabilities and shareholders' equity	$156,700	$1
See accompanying notes to the consolidated financial statements

Principal Credit Real Estate Income Trust
Consolidated Statement of Operations
(in thousands, except for share and per share data)

For the Period from May 22, 2024 (Date of Formation) through December 31, 2024
Revenues
Interest income	$255
Other revenue	1,570
Total revenue	1,825
Expenses
Financing fees	767
Interest expense	322
General and administrative	9
Management fees	5
Total expenses	1,103
Income before taxes	722
Income tax expense	176
Net income	$546
Net income per common share, basic and diluted	$11.59
Weighted-average common shares outstanding, basic and diluted	47,123
See accompanying notes to the consolidated financial statements

Principal Credit Real Estate Income Trust
Consolidated Statement of Changes in Equity (in thousands)

	Accumulated Earnings and Cumulative Distributions	Total Equity
Balance at May 22, 2024 (Date of Formation)	$—	$—
Net income	546	546
Balance at December 31, 2024	$546	$546
See accompanying notes to the consolidated financial statements

Principal Credit Real Estate Income Trust
Consolidated Statement of Cash Flows
(in thousands)

For the Period from May 22, 2024 (Date of Formation) through December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$546
Adjustments to reconcile net income to net cash provided by operating activities
Financing fees paid	117
Amortization of restricted stock units	8
Change in assets and liabilities
Increase in due to advisor	655
Increase in other liabilities	322
Increase in income tax payable	176
Net cash provided by operating activities	1,824
CASH FLOW FROM INVESTING ACTIVITIES
Loan origination and funding activity	(140,569)
Escrow deposits received at loan origination	4,243
Net cash used in investing activities	(136,326)
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings under line of credit	141,000
Repayments of line of credit	(22,000)
Borrowings under loans payable	21,750
Financing fees paid	(117)
Proceeds from issuance of redeemable common shares	10,000
Proceeds from issuance of redeemable shares	1
Redemption of redeemable shares	(1)
Net cash provided by financing activities	150,633
Net change in cash, cash equivalents and restricted cash	16,131
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$16,131
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, end of period	11,888
Restricted cash, end of period	4,243
Cash, cash equivalents and restricted cash, end of period	$16,131
See accompanying notes to the consolidated financial statements

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)

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
The Company was organized to originate, acquire, finance, manage and dispose of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, "CRE Debt Investments"), diversified across both geography and asset class. To a lesser extent, the Company may invest in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company believes its other real estate-related debt securities will help maintain liquidity to satisfy any share repurchases it chooses to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income. The Company seeks to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flow. The Company seeks to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate.
As of December 31, 2024, the Company had six investments in loans receivable with a principal balance of $140.6 million.
2.Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.
Consolidation and Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash and Escrow Deposits
Restricted cash and escrow deposits represent amounts that are required to be deposited in accordance with the Company’s loan agreements to provide for future taxes, insurance interest payments, and future repairs at the underlying properties.
Investment in Loans Receivable
The Company may invest in loans that are principally secured by a mortgage on real property or interests therein having multifamily, industrial, life science, medical office, student housing, senior housing, self-storage, data center, mixed-use, office, retail, hotel, and other property types as collateral. Such investments have certain distinct risk characteristics. Commercial real estate properties tend to be unique and are difficult to value.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
Investment in loans receivable tend to have shorter maturities and are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Loans with a balloon payment involve a greater risk to a lender than fully amortizing loans because the ability of the borrower to make a balloon payment typically will depend upon its ability either to fully refinance the loan or to sell the property securing the loan at a price sufficient to permit the borrower to make the balloon payment. The ability of a borrower to affect a refinancing or sale will be affected by several factors, including the value of the property, the level of available mortgage rates at the time of sale or refinancing, the borrower’s equity in the property, the financial condition and operating history of the property and the borrower, prevailing economic conditions, and the availability of credit for loans secured by the specific type of property. Commercial mortgage loans generally are non-recourse to borrowers. In the event of foreclosure, the value at that time of the collateral securing the loan may be less than the principal amount outstanding on the loan.
The Company utilizes a third-party valuation firm to assist in valuing the commercial mortgage loans monthly. The fair values can be affected by, among other things, the availability of capital, interest rates, inflation rates, and the performance of the security interests. The fair values of the instruments do not necessarily represent the amounts that might ultimately be realized since such amounts depend on future circumstances and cannot be determined until the individual investments are liquidated.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE debt investments, real estate-related debt securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value options are recorded in investment in loans receivable, at fair value and loans payable, at fair value on the Consolidated Balance Sheets. The fair value elections will be made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock. The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance will be required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Consolidated Statement of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Consolidated Statement of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company's assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where we do not elect the fair value option, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect the fair value option, origination fees and direct loan costs are recorded directly in income on the Consolidated Statement of Operations within Other revenue and are not deferred. As of December 31, 2024, the Company has elected the fair value option for all of its outstanding loans.
The Company considers credit risk and risk of nonperformance in its evaluation of whether to record interest income and fee income on an accrual basis. Commercial mortgage loans in default may be placed on non-accrual status with recognition of interest income recognized when received. As of December 31, 2024, no loans were placed on non-accrual status.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
Organization and Offering Expenses
Organization costs are expensed as incurred and recorded on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred. The Adviser has agreed to advance organization and offering expenses associated with this offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the Initial Retail Closing, which occurred on March 3, 2025 (the “Initial Retail Closing”) of the Company’s continuous, blind pool private offering (the “Offering”) that included non-Anchor Investors. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026, which is the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date.
As of December 31, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.7 million and $1.4 million, respectively. These organization and offering expenses are not recorded in the accompanying Consolidated Balance Sheets because such costs are not the Company’s liability until the date on which it commences operations associated with the Initial Retail Closing. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets.
Operating Expenses
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through March 3, 2026, which is the first anniversary of the date of the Initial Retail Closing of the continuous private offering. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following March 3, 2026, which is the first anniversary of the Initial Retail Closing. Operating expenses incurred after March 3, 2026, will be paid by the Company as incurred. As of December 31, 2024, general and administrative expenses in the amount of $0.4 million were incurred. These operating expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until the date of the Initial Retail Closing. When recorded by the Company, operating expenses will be expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets.
Income Taxes
For the taxable year ended December 31, 2024, the Company intends to be taxed as a corporation and will be subject to certain federal income tax on its taxable income (and may be subject to certain state and local taxes on income or assets, depending on Company holdings). The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes, and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements.
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before either the Company is able to realize their benefit or that future deductibility is uncertain. Because the Company plans to make an election to be taxed as a REIT, commencing with its taxable year ending December 31, 2025, it does not believe there are any expected future tax consequences or temporary differences, and therefore, has not recognized any deferred tax assets or liabilities. As of December 31, 2024, the Company has recorded income tax expense and income tax payable of $0.2 million on the consolidated financial statements.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
Share-based Payments
The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56,280 based on the NAV per share of $20 per share that vest one year from the date of grant and recognized compensation expenses for $7,864. None of the shares granted to the trustees have vested as of December 31, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of December 31, 2024, the Company’s assets included six CRE loans. Refer to Note 3- “Investment in Loans Receivable” for additional information.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the origination and servicing of commercial mortgage loans. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Head of Investment Production, and the Company’s Portfolio Managers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio. Accordingly, we have a single operating and reportable segment and our CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. The CODM does not regularly review asset information. All expense categories on the Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our fiscal year ending December 31, 2024. The impact to the Company was primarily including disclosure around identifying the title and position of the Company’s CODM. The Company has one reportable segment and the required disclosure updates have been reflected in the Segment Reporting section elsewhere in Note 2.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for our fiscal year ending December 31, 2025. The guidance will not have a material impact on our notes to the consolidated financial statements. Any required disclosure will be reflected in the Income Taxes section elsewhere in Note 2.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will have the election to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s consolidated financial statements.
3.Investment in Loans Receivable
As of December 31, 2024, the Company’s held the following investments in loans receivable:

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)

Description	Location	Origination Date	Face Amount	Fair Value	Stated Rate*	Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,000	$29,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,324	$36,324	Term SOFR + 3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,547	$9,547	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,231	Term SOFR + 3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,467	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
*Term SOFR for our loan portfolio ranged from 4.34% to 4.48% as of December 31, 2024.
One of the investments in loans receivable the Company originated to a single borrower on December 30, 2024 totaled $36.3 million and represented approximately 23% of the Company’s total assets as of December 31, 2024. The property underlying this loan is a 570,000 square foot (unaudited) warehouse facility located in the Kansas City Metropolitan Statistical Area and was recently constructed in late 2023. As of December 31, 2024, the property was leased for 10 years to one tenant for 35% of the total net rentable area. During February 2025, the borrower executed a 5-year lease with another tenant for 32% of the total net rentable area bringing occupancy to 67%. The weighted average loan to value ratio for this loan is approximately 73% based on an independent appraisal of the property as of January 31, 2025. This loan is not cross collateralized with any other investment. An affiliate of the borrower has provided a limited guarantee of the loan. The guarantor entity is a nationally recognized real estate developer. The guarantor provides the following guarantees in connection with the loan: (i) a carry guaranty, (ii) a guaranty of recourse obligations guaranteeing the payment of any losses sustained by us caused by certain “bad acts” of the borrower, and (iii) an environmental indemnity agreement.
4.Debt
The following table presents the value of debt securities at cost as of December 31, 2024:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.84%	$150,000	$7,000	$119,000	N/A	N/A	11/25/2025	5/26/2026
The following table presents the value of debt securities at fair value as of December 31, 2024:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.47%	$250,000	$228,250	$21,750	$21,750	$29,000	12/17/2026	12/17/2031
Repurchase Agreement
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Repurchase Agreement. The Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “Facility”). As of December 31, 2024, the Company has borrowed $21.8 million under the terms of the Repurchase Agreement.
Advances under the Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Repurchase Agreement) for a one-month period plus a margin as agreed upon by Goldman and the Company for each transaction. Interest is paid monthly. The stated termination date of the Facility is December 17, 2031, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
In connection with the Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company (the “Sellers”) under the Repurchase Agreement. The Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty.
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2024, the Company is in compliance with all covenants.
Line of Credit
On November 26, 2024, the Company entered into a subscription credit agreement (“JPM Subscription Line”), which provides for a maximum line of credit of $100.0 million with a maturity date of November 25, 2025, which may be extended upon the Company’s request to May 26, 2026, subject to the consent of JPM and other customary conditions. The Company may also increase the maximum line of credit to an amount not exceeding $150.0 million and has exercised a temporary upsize to $126.0 million effective December 6, 2024. Borrowings under the subscription credit agreement bear interest at a variable rate and are secured by outstanding capital commitments of Principal Life Insurance Company (“Principal Life”) and an unaffiliated insurance company (together with Principal Life, the “Anchor Investors”). Advances under the JPM Subscription Line generally bear interest at a rate per annum equal to one-month Term SOFR plus 2.15% plus a spread adjustment of 0.10%. The Company pays a commitment fee on a quarterly basis to JPM on the daily unused amount of its commitment at a rate per annum of 0.35% when the aggregate principal unused portion of the Credit Agreement is greater than 50% or 0.25% when the aggregate principal unused portion of the JPM Subscription Line is equal to or less than fifty percent 50%. The balances outstanding under the subscription credit agreement was $119.0 million as of December 31, 2024, with an effective interest rate of 6.84%.
5.Commitments and Contingencies
As of December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
6.Redeemable Common Shares
On June 25, 2024 (the “Initial Capitalization”), the Company was capitalized with a $1 investment for 50 Class E common shares by Principal Real Estate at a price per share equal to $20.00. The Company repurchased these initial redeemable common shares at a price per share equal to $20.00 on December 11, 2024.
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
On December 9, 2024, in connection with the Anchor Investment, the Company issued an aggregate of 500,000 of its Class A common shares to the Anchor Investors at a price per share of $20.00 for an aggregated purchase price of $10.0 million.
Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. The Class A shares issued in the Anchor Investment are not eligible for repurchase pursuant to our share repurchase plan adopted by our board of trustees (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction. However, the aggregate amount of Class A shares that may be repurchased by the Company from Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the Repurchase Plan, as described above.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
The Company compensates each of our non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75, plus an additional cash annual retainer of $15 for the chairperson of the Audit Committee. The Company pays in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of our common shares offered in our private offering. On November 11, 2024, in connection with the board of trustees meeting, the Company issued, but not outstanding, an aggregate of 2,814 of its Class E common shares to the non-employee trustees at a price per share of 20.00 for an aggregated price of $56. These will vest over a one year period of which $8 was recognized as of December 31, 2024.
As of December 31, 2024, Class A shares held by Anchor Investors and Class E units held by non-employee trustees are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class and Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed above).
The Class A and Class E share are classified as redeemable common shares on the Company's consolidated balance sheets.
The following table summarizes the changes in the Company's outstanding redeemable common shares for the year ended December 31, 2024:

	Class A Redeemable Common Shares	Class E Redeemable Common Shares	Total
Balance at May 22, 2024 (Date of Formation)	—	—	—
Issuance of Redeemable Common Shares	500,000	50	500,050
Common Shares Redeemed	—	(50)	(50)
Balance at December 31, 2024	500,000	—	500,000
7.Shareholders' Equity
Authorized Capital
As of July 19, 2024, under its Declaration of Trust, the Company was authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance fees. The initial per share purchase price for each class of common share (other than Class A shares) sold in the Offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class A shares issued to the Anchor Investors, in connection with the Anchor Investment (as defined below), which is deemed to be $20.0 until the last calendar day of the month during which the Company makes its first investment, plus, for Class S shares, Class T shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common share will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
Common Shares
On November 26, 2024, the Company commenced its continuous, blind pool private offering of an unlimited number of its common shares.
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

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
In the event that we determine to repurchase some but not all of our common shares submitted for repurchase during any calendar quarter, common shares submitted for repurchase during such calendar quarter will be repurchased on a pro rata basis after we have repurchased all common shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
There is no minimum holding period for our common shares and shareholders can request that we repurchase their common shares at any time. However, subject to limited exceptions, common shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The one-year holding period is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to common shares acquired through our distribution reinvestment plan.
Under the share repurchase plan, our board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each quarter.
We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common shares), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2024:

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-I Common Shares	Class A Common Shares	Class E Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	—	—	—
For Class S shares sold in the continuous offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the continuous private offering, investors will pay upfront selling commissions of up to 3.0% and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the continuous offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.
The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such shareholder servicing fee includes, an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Class D shares will incur a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares.
No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares, Class F-I shares, Class A shares, Class E shares or common shares of any class sold pursuant to our distribution reinvestment plan. We do not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class A shares or Class E shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
8.Fair Value
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
Valuation Process
We have valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.
Pricing Verification—We use recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third party pricing source (or originating sources used by the third party pricing source) is in the market.
Unobservable Inputs—Where inputs are not observable, we review the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.
Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.
Fair Value on a Recurring Basis
We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:
We measure the fair value of our loans receivable and loans payable using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of loans receivable and loans payable valued using a discounted cash flow analysis should be classified in Level 3 of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level 2 of the fair value hierarchy. Mortgage loans classified in Level 3 are transferred to Level 2 if securitized pricing becomes available.
Fair Value Disclosure
The following table presents our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheet by their level in the fair value hierarchy as of December 31, 2024 (amounts in thousands):
December 31, 2024

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Investment in loans receivable, at fair value	—	—	$140,569
Total	—	—	$140,569
Financial Liabilities:
Loans payable, at fair value	—	—	$(21,750)
Total	—	—	$(21,750)

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average*
Financial Assets:
Investment in loans receivable, at fair value	$140,569	Discounted Cash Flow	Discount Rate	3.48%
Financial Liabilities:
Loans payable, at fair value	$(21,750)	Discounted Cash Flow	Discount Rate	2.10%
*The preceding table shows discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Principal Life, and Anchor Investor, intends to purchase a total of $75 million of Class A shares. As of December 31, 2024, Principal Life has purchased $5 million of Class A shares in connection with this commitment.
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
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser will be paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares and Class F-I shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the Period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company incurred $4,556 of management fee on outstanding Class A shares.
Performance Fee
In addition, the Adviser will be entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the “Applicable Quarterly Hurdle Rate,” which is expressed as a rate of return on average adjusted capital, equal to (x) the 90 days average of the Secured Overnight Financing Rate (“90 Days Average SOFR”) as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan.
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
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of December 31, 2024, there was no performance fee accrued as there were no shares outstanding other than Class A shares and the Company had not commenced operations associated with the Initial Retail Close.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
Due to Advisor
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
The following table details the components of due to advisor ($ in thousands):

December 31, 2024
Accrued loan financing fees	$650
Accrued management fees	5
Total	$655
Accrued operating costs
The Advisor had incurred operating costs on the Company’s behalf of $0.4 million through December 31, 2024. These operating expenses are not recorded in the accompanying consolidated balance sheet because such costs are not the Company’s liability until the date on which it commences operations associated with the Initial Retail Closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026, which is the first anniversary of the Initial Retail Closing.
Accrued organization and offering costs
The Advisor had incurred $0.7 million of organization and $1.4 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through December 31, 2024. These organization and offering expenses are not recorded in the accompanying consolidated balance sheet because such costs are not the Company’s liability until the date on which it commences operations associated with the Initial Retail Closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026, which is the first anniversary of the Initial Retail Closing.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. As of December 31, 2024, there were no accrued shareholder servicing fees as the Company had not commenced operations associated with the Initial Retail Close.
10.Net Income Per Share
Net income per common share for the period since the date of formation through December 31, 2024, is computed as follows (in thousands, except for share and per share data):

Basic:
Net income attributable to Principal Credit Real Estate Income Trust	$546
Weighted-average shares of common stock outstanding, basic	47,123
Basic net income per common share	$11.59
Diluted:
Net income attributable to Principal Credit Real Estate Income Trust	$546
Weighted-average shares of common stock outstanding, diluted	47,123
Diluted net income per common share	$11.59

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (in thousands)
For the year ended December 31, 2024, unvested Class E common shares in the amount of $8 awarded to the Company’s independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.
11.Economic Dependency
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
12.Subsequent Events
On February 14, 2025, the Company originated a mortgage collateralized by a newly renovated Multifamily property totaling 408 units located in the Phoenix MSA. The asset was 90% leased at closing. Principal in the amount of $75.0 million was funded at closing with a total loan commitment of $76.5 million. The initial term of the loan is two years and payments consist of interest only and a balloon payment at maturity. Subject to the satisfaction of certain predefined conditions, the borrower has three one-year options to extend the term of the loan.
Subsequent to December 31, 2024, the Company made repayments of $99.0 million and borrowed an additional $75.0 million on the JPM Subscription Line which resulted in a decrease of $24.0 million. Additionally, the Company borrowed an additional $139.9 million under the Repurchase Agreement.
Subsequent to December 31, 2024, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class A Common Shares	710,634	$15,000
Class F-I Common Shares	101,557	2,080
Class E Common Shares	49	1
Total	812,240	$17,081

Table of Contents	Principal Credit Real Estate Income Trust Schedule IV - Mortgage Loans on Real Estate As of December 31, 2024 (in thousands)
Schedule IV - Mortgage Loans on Real Estate

Type of Loan	Property Type	Location	Interest Payment Rates(1)	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)	Principal amount of Loans Subject to Delinquent Principal of Interest
Senior Mortgage Loan	Industrial	Castle Rock, CO	3.25%	01/01/2030	I/O	$—	$25,000	$25,000	$—
Senior Mortgage Loan	Industrial	Puyallup, WA	3.25%	01/01/2029	I/O	$—	$29,000	$29,000	$—
Senior Mortgage Loan	Industrial	Olathe, KS	3.40%	01/01/2030	I/O	$—	$36,324	$36,324	$—
Senior Mortgage Loan	Industrial	Greenwood, IN	3.85%	01/01/2030	I/O	$—	$9,547	$9,547	$—
Senior Mortgage Loan	Industrial	Mesa, AZ	3.70%	01/01/2030	I/O	$—	$17,231	$17,231	$—
Senior Mortgage Loan	Industrial	Richmond, CA	3.85%	01/01/2030	I/O	$—	$23,467	$23,467	$—
Total Loans						$—	$140,569	$140,569	$—
(1)The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which is SOFR for each loan.
(2)Maximum maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third party liens.
(5)The tax basis of the loans included above is $140.6 million as of December 31, 2024.
S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We operate under the direction of our board of trustees. Our board of trustees is currently comprised of five trustees, John T. Berg, Rohit Vohra, Andrea Balkan, Richard Jones and Jennifer Pedigo, three of whom are independent trustees, as defined by our Declaration of Trust. A description of definition of “independent trustee” is found in “Item 7 Certain Relationships and Related Transactions, and Trustee Independence—Trustee Independence” below.
Trustees and Executive Officers
Information regarding our trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
John T. Berg	54	Chairman of the Board and Chief Executive Officer	2024
Rohit Vohra	52	Trustee and Head of Global Wealth Alternatives	2024
Christopher Duey	55	President	2024
Brian Riley	39	Chief Financial Officer	2024
Patricia (Pat) A. Bailey....	60	Chief Operating Officer	2024
Kevin Catlett	54	Head of Investment Production	2024
Anne Cook	45	Counsel and Secretary	2024
Kirloes Gerges	43	Portfolio Manager	2024
Troy W. Kort	54	Portfolio Manager	2024
Andrea Balkan	60	Independent Trustee	2024
Richard Jones	71	Independent Trustee	2024
Jennifer Pedigo	61	Independent Trustee	2024

* As of December 31, 2024.
Each trustee will hold office until his or her death, resignation, removal or adjudication of legal incompetence or the election and qualification of his or her successor. The address for each of our trustees is c/o 711 High Street, Des Moines, Iowa 50392.
Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.
Biographical Information
John T. Berg has served as our Chairman of the Board and Chief Executive Officer since our formation in May 2024. He is a Senior Managing Director and Global Head of Private Real Estate for Principal Asset Management. He is responsible for leadership of private real estate debt and equity activities in the United States and Europe. Mr. Berg joined the organization in 1994 and has been active in portfolio management, asset management, new business development and leadership positions in real estate. He received an MBA from the University of Iowa and a bachelor’s degree in economics and psychology from Georgetown University. Mr. Berg serves on the Principal Real Estate Investment Committee.
Rohit Vohra has served as our Head of Global Wealth Alternatives since our formation in May 2024 and has served as a trustee since November 2024. He is the Head of Global Wealth Alternatives at Principal Asset Management. Mr. Vohra is leading Principal’s efforts in delivering its institutional-quality private investing platform to high-net worth investors and their advisors globally. Prior to joining Principal in 2021, Mr. Vohra was COO at Invesco Private Capital focusing on private equity. In 2016 Oppenheimer Funds hired him to build the private market business, where he launched OC Private Capital (a joint venture between Oppenheimer Funds and The Carlyle Group). As COO of OC Private Capital, he launched the Carlyle Tactical Private Credit Fund, focused on mass affluent investors. Between 2013 and 2016, Mr. Vohra was at RBC Wealth Management, where he was responsible for its global alternative investment business. Over his more than two decades in the alternative investment industry he has built a deep expertise in engineering, originating, and executing global strategies for multi-billion-dollar alternative investment businesses. Mr. Vohra received his MBA from the University of Chicago Booth School of Business.

Christopher Duey has served as our President since our formation in May 2024. Mr. Duey is a Senior Managing Director, Head of Private Debt Portfolio Management for Principal Real Estate, the dedicated real estate group of Principal Asset Management. In this role, he is responsible for the oversight of the private debt portfolio management team, which handles all investment activities for the affiliated and nonaffiliated private debt capital clients. In addition, he is involved with new business development activities involving various private debt programs. Mr. Duey joined the firm in 1992 and has held various roles within Principal Real Estate, moving into his current position in 2017. He received an MBA from Drake University and a BBA in finance and marketing from the University of Iowa.
Brian Riley has served as our Chief Financial Officer since our formation in May 2024. Mr. Riley is the Chief Financial Officer for Principal Real Estate, the dedicated real estate unit of Principal Asset Management. His team is responsible for the preparation, review, and forecasting of financials for the real estate asset management businesses as well as financial statement accounting and reporting for debt clients and funds. Mr. Riley joined the firm in 2012, after working in the audit practice of KPMG. He received a bachelor’s degree in accounting and finance from Iowa State University. Mr. Riley has been a Certified Public Accountant since 2009.
Patricia (Pat) A. Bailey has served as our Chief Operating Officer since our formation in May 2024. Ms. Bailey is the Chief Operating Officer/Senior Managing Director of Real Estate Operations for Principal Real Estate, the dedicated real estate group of Principal Asset Management. She is responsible for the Commercial Mortgage Servicing Team and the Commercial Mortgage Closing Team, the Commercial Mortgage Engineering (Environmental & Structural) Team as well as Commercial Appraisal Services (Debt & Equity), the Asset Management Operations Team, the Real Estate Risk Management Team, the Equity Financial Services Management areas in the U.S. and the UK/Europe and the Real Estate Intelligence and Data Strategy. She also works closely with the Information Technology and Data Science teams. She is a member of the Commercial Real Estate Investment Committee. Ms. Bailey joined the firm in 1990 and held several other management positions within commercial real estate and prior to moving into this role was the Chief Financial Officer. Ms. Bailey received a bachelor's degree in management and accounting from Upper Iowa University.
Kevin Catlett has served as our Head of Investment Production since our formation in May 2024. Mr. Catlett is a Senior Managing Director at Principal Real Estate, the dedicated real estate group of Principal Asset Management. He is responsible for the Private Debt Origination/Underwriting Operation. He joined the firm in 1995. Prior to his current role, Mr. Catlett managed the Western Region's commercial real estate debt production efforts. He is a member of Principal Real Estate Commercial Real Estate Committee. He received an MBA in management and finance and a bachelor's degree in finance, both from the University of Iowa. He is a member of the Mortgage Bankers Association and serves on the Board of Directors for the Life Mortgage and Real Estate Officers Council.
Anne Cook has served as our Counsel and Secretary since our formation in May 2024. Ms. Cook is an Associate General Counsel at Principal Real Estate, the dedicated real estate unit of Principal Asset Management. Ms. Cook leads the real estate attorney team supporting Principal Real Estate. She provides legal advice and counsel to Principal Real Estate, focusing on private funds, product development and investment management agreements. Ms. Cook joined the firm in 2008. Prior to her current role, she served as an Associate Attorney at Bradshaw, Fowler, Proctor & Fairgrave,P.C. Ms. Cook received a JD in Law from University of Kansas School of Law and a bachelor's degree in management and organization from the University of Iowa (Tippie College of Business)..
Kirloes Gerges has served as our Portfolio Manager since our formation in May 2024. Mr. Gerges is a Managing Director of portfolio management at Principal Real Estate, the dedicated real estate unit of Principal Asset Management. He focuses on high yield debt investments. Prior to joining Principal, Mr. Gerges was the portfolio manager for Aon’s OCIO group where he was a four-quadrant investor with an emphasis on debt research and investments. Mr. Gerges holds a bachelor’s degree in economics from Rutgers University, and an MBA from Seton Hall University. He also holds a post graduate certificate in Real Estate Finance and Investment from New York University.
Troy W. Kort, CFA, has served as our Portfolio Manager since our formation in May 2024. Mr. Kort is a Managing Director of Portfolio Management at Principal Real Estate, the dedicated real estate group of Principal Asset Management. His focus is on the private real estate credit portfolios managed by the firm including the debt funds. Other prior experience includes subordinate debt, capital markets, bridge loans, special servicing, and core mortgages. Mr. Kort has been part of Principal Real Estate and its predecessors for over 26 years. He received an MBA with a concentration in finance and a bachelor's degree in mathematics from the University of Nebraska. He has earned the right to use the Chartered Financial Analyst designation and is a member of the CFA Institute.
Andrea Balkan has served as a trustee since November 2024 and has decades of experience as a real estate finance executive. Ms. Balkan’s experience spans real estate debt and equity investments, portfolio construction and optimizing resolution of distressed real estate. Prior to her retirement in December 2024, she was a transition advisor at Brookfield Asset Management, where she previously held roles as a Managing Partner and a Partner. Prior to that, she was the Director, Large Loan Origination Group and Director, Co-Head of U.S. Conduit at Merrill Lynch. Ms. Balkan received a bachelor’s degree from Wesleyan University.

Jennifer Pedigo has served as a trustee since November 2024 and has decades of experience in global financial services and asset management firms. She brings tenure in business strategy, product management, and distribution roles spanning institutional, wealth management, insurance and retirement markets. Throughout her career, Ms. Pedigo has represented a breadth of investment capabilities, encompassing customized portfolios, traditional asset classes and alternative assets such as real estate, private credit, agriculture, timber, and infrastructure.
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
Richard Jones has served as a trustee since November 2024. Mr. Jones served as a Partner at Dechert LLP from 1996 to 2024, where he chaired the Finance and Real Estate practice. Mr.
Jones received a bachelor’s degree from Washington and Lee University, a masters of laws from Boston University and a JD from the University of Virginia.
Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of the Company arising from Maryland law, our Declaration of Trust and our Bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of trustees from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.
Leadership Structure and Oversight Responsibilities
Our entire board of trustees is responsible for supervising our business. However, pursuant to our Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees, provided that each committee consists of at least a majority of independent trustees.
Our board of trustees has established an Audit Committee (the “Audit Committee”) and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of Mses. Balkan and Pedigo and Mr. Jones. Each of the members of the Audit Committee will meet the independence standards and financial literacy requirements for service on an audit committee of a board of trustees pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance, and at least one member of the Audit Committee will be an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Ms. Balkan serves as Chairperson of the Audit Committee and qualifies as the “audit committee financial expert.” The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of trustees in the absence of such designation.
The Audit Committee will operate pursuant to its charter, which was approved by our board of trustees. The charter sets forth the responsibilities of the Audit Committee, which includes, oversight of the following:
•our accounting and financial reporting processes;
•the integrity of our financial statements and other financial information provided by the Company to its shareholders, the public and others;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.
In addition, the Audit Committee determines the selection, appointment, retention and termination of the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also approves all audit and non-audit services provided by the independent public accountants to us and certain other persons and the fees we pay for these services.

The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.
Corporate Governance
The individuals who serve as our executive officers have certain responsibilities arising from Maryland law and our Bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.
A majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than 3 and not more than fifteen. Our Bylaws provide that a majority of our trustees must be independent trustees, except for a period of up to 60 days after the death, removal or resignation of, or other vacancy involving, an independent trustee pending the election of a successor independent trustee. Our Declaration of Trust defines “independent trustee” as a trustee who (a) who is not an officer or employee of the Trust, any subsidiary of the Trust, or Principal Real Estate or its affiliates, (b) whom the Board affirmatively determines has no material relationship with the Trust and (c) who otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
For so long as the Adviser or its affiliate acts as investment adviser to us, Principal Real Estate has the right to designate two trustees for election to our board of trustees. Our board of trustees must also consult with Principal Real Estate in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal by shareholders in accordance with our Declaration of Trust).
Each trustee will serve until his or her resignation, removal, death or adjudication of legal incompetence or the election and qualification of his or her successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter; provided, that, prior to the Initial Retail Closing, Principal Life may remove and elect the replacement of any trustee with or without cause. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees, specifying the date when such removal shall become effective. A vacancy on our board of trustees resulting for any reason other than removal for “cause” by the shareholders, may be filled only by a vote of a majority of the remaining trustees; provided, that, following the Initial Retail Closing, any vacancy involving an independent trustee may be filled only by a vote of a majority of the remaining independent trustees. A vacancy on our board of trustees resulting from removal by the shareholders for “cause” or if there are no trustees may be filled only by the shareholders. “Cause” is defined in our Declaration of Trust as conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty.
Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our board of trustees will supervise the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
Our board of trustees adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. The board of trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, will periodically review our investment policies to determine that they are in our best interest.
Code of Business Conduct and Ethics. We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by Principal Real Estate’s code of conduct, operates in conjunction with, and in addition to, Principal Real Estate’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, www.principalcreditreit.com. Any waiver of the Code of Business Conduct and Ethics may be made only by our board of trustees or the audit committee and will be promptly disclosed on our website set forth above rather than by filing a Current Report on Form 8-K. Any modifications to the Code of Business Conduct and Ethics will also be reflected on such website.

Corporate Governance Guidelines. We adopted corporate governance guidelines to advance the functioning of our board and the audit committee and to set forth the expectations of our board of trustees as to how it and any committees should perform its and their respective functions.
Item 11. Executive Compensation
Compensation of Executive Officers
We are externally managed and have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory
Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
A description of the Advisory Agreement and fees that we pay to the Adviser is found in “Item 13 Certain Relationships and Related Transactions, and Director Independence” below.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of trustees because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Trustee Compensation
We compensate each of our non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75,000, plus an additional cash annual retainer of $15,000 for the chairperson of the Audit Committee. We pay in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of our common shares offered in our private offering. The additional retainer for the chairperson of the Audit Committee will be paid in quarterly installments in cash. We do not pay our trustees additional fees for attending board meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Principal Real Estate, including the Adviser, will not receive additional compensation for serving on our board of trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2024:

Name	Fees Earned if Paid in Cash	Stock Award(1)	Total
John T. Berg	$—	$—	$—
Rohit Vohra	—	—	—
Andrea Balkan	11,875	18,760	30,635
Jennifer Pedigo	9,375	18,760	28,135
Richard Jones	9,375	18,760	28,135
(1)Includes the total value in restricted stock granted to each of the independent trustees during the year ended December 31, 2024. The grants of Class E restricted shares were made on November 11, 2024 and will vest on November 11, 2025. The grants were valued based on a NAV per share of $20.00, the then-current NAV per share of our Class E shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of February 28, 2025, information regarding the number and percentage of shares owned by each trustee, our chief executive officer, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. Unless otherwise noted, the address for each of the persons named below is in care of our principal executive offices at 711 High Street, Des Moines, Iowa 50392.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Trustees and Executive Officers (1)
John T. Berg	—	—
Rohit Vohra	—	—
Christopher Duey	—	—
Brian Riley	—	—
Patricia (Pat) A. Bailey	—	—
Kevin Catlett	—	—
Anne Cook	—	—
Andrea Balkan (2)	938	*
Jennifer Pedigo (2)	938	*
Richard Jones (2)	938	*
All trustees and executive officers as a group (12 persons)	—	*

5% Shareholders
Principal Life Insurance Company	605,317	49.9%
Lincoln National Life Insurance Company (3)	605,317	49.9%
* Represents less than 1%.
(1)All shares listed for trustees in the table above are Class E shares.
(2)Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on November 11, 2024, which will on November 11, 2025. See “Item 11. Executive Compensation—Independent Trustee Compensation.”
(3)The business address of Lincoln National Life Insurance Company is 100 N. Greene Street, Greensboro, NC 27401.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence Transactions with Related Persons
Our Relationship with Our Adviser and Principal Financial Group
We are externally managed by our Adviser, Principal Real Estate Investors, L.L.C., a Delaware limited liability company, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. The Adviser is an affiliate of Principal Financial Group. We have and will continue to have certain relationships with the Adviser and its affiliates.
Advisory Agreement
Services
Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 10 — “Related Party Transactions” to the Company’s audited financial statements as of and for the period ending December 31, 2024, certain affiliates of the Company, including the Adviser, received fees and compensation in connection with the offering and ongoing management of the assets of the Company.
Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:
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
Pursuant to the Advisory Agreement, the Adviser may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Adviser chooses to engage a third-party service provider, the Adviser will remain responsible for the performance of such services and we generally will pay fees to the third- party service providers for such services.
Term and Termination Rights under the Advisory Agreement
The Advisory Agreement was approved by our board of trustees and was entered into on November 11, 2024. Unless terminated earlier as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first becomes effective, subject to an unlimited number of successive two-year renewals if approved by a majority of our board of trustees and a majority of the independent trustees.
Without payment of penalty, the Company may terminate the Advisory Agreement (i) immediately for Cause or upon the bankruptcy of the Adviser or (ii) upon a breach of a material provision of the Advisory Agreement by the Adviser and such breach continues for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if the Adviser takes steps to cure such breach within 30 days of the written notice). In addition, the Adviser may terminate the Advisory Agreement at its option immediately upon a change of control of the Company, which will not be deemed to occur as a result of any widely distributed offering of our common shares.
“Cause” is defined as fraud, criminal conduct, willful misconduct or willful or gross negligent breach of fiduciary duty by the Adviser in connection with performing its duties under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee of (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares and Class F-I shares, in each case, per annum, payable monthly in arrears. For the avoidance of doubt, we do not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. In calculating the management fee, we use our NAV before giving effect to accruals for the management fee, performance fee, shareholder servicing fees or distributions payable on our common shares.
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
During the year ended December 31, 2024, we incurred $4,556 of management fee expense.
Performance Fee
The Adviser is entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings (as defined below) for the immediately preceding calendar quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital, equal to (x) the 90-day average of the Secured Overnight Financing Rate (“90- Day Average SOFR”) as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter (the “Applicable Quarterly Hurdle Rate”), which is equal to an annualized hurdle rate equal to the 90-Day Average SOFR as of the last business day of the preceding calendar quarter plus 1.0%. As a result, the Adviser does not earn the performance fee for any calendar quarter until the Company’s Core Earnings for such calendar quarter exceed the Applicable Quarterly Hurdle Rate. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan.
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
For example, if the 90-Day Average SOFR was equal to 5% as of March 31 (assuming such date was the last business day of the preceding calendar quarter), the Applicable Quarterly Hurdle Rate for the immediately following period beginning on April 1 through June 30 (i.e., the following calendar quarter) would be equal to 1.5% (i.e., 6% divided by 4). Once the Company’s Core Earnings in such calendar quarter (i.e., April 1 through June 30) exceeded 1.5%, the Adviser would be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of 1.5%, until the Company’s Core Earnings for such calendar quarter (i.e., April 1 through June 30) equal 1.714% of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings during such calendar quarter (i.e., April 1 through June 30).
The Company does not pay the Adviser a performance fee with respect to the Class E shares or Class A shares.
The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. To the extent that the Adviser elects to receive any portion of the performance fee in Class E shares, we may repurchase such Class E shares from the Adviser at a later date. Our Class E shares obtained by the Adviser will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction (as defined below).
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.
The payment of any performance fee will be consistent with the requirements set forth in Rule 205-3 under the Investment Advisers Act of 1940, as amended, including that the Company will be a “qualified client” as defined in Rule 205-3.

During the year ended December 31, 2024, the Adviser did not earn a performance fee as the only shares outstanding were for Class A which does not pay a performance fee.
Organization and Offering Expenses
The Adviser has agreed to advance all of the Company’s organization and offering associated with our private offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, expenses incurred in connection with the provision of administrative or similar services by intermediary platforms or participating broker-dealers for their clients and reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain of our operating expenses. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us). The Adviser has agreed to advance our organization and offering expenses and certain of our operating expenses on our behalf through March 3, 2026, which is the first anniversary of the Initial Retail Closing. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following March 3, 2026, which is the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in our common shares, we may repurchase such shares from the Adviser at a later date. Such common shares that the Adviser receives in lieu of cash will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. After March 3, 2026, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on our behalf as and when incurred. As of December 31, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.7 million and $1.4 million, respectively. These organization and offering expenses are not recorded in the accompanying consolidated balance sheet because such costs are not the Company’s liability until the date on which it commences operations associated with the Initial Retail Closing. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.
Acquisition Expenses
We will reimburse the Adviser for out-of-pocket expenses in connection with the selection, origination and acquisition of investments, whether or not such investments are acquired or originated.
Operating Expenses (Including General and Administrative Expenses) Reimbursement
In addition to the organization and offering expense and acquisition expense reimbursements described above, we will reimburse the Adviser and its affiliates for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us, whether payable to an affiliate or a non- affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our investments, whether payable to an affiliate or a non-affiliated person and (3) expenses related to personnel of the Adviser or its affiliates performing services for us other than those who provide investment advisory services or serve as our executive officers; provided, that the Adviser may be reimbursed for services performed by an executive officer that are outside the scope of such role.
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through March 3, 2026, which is the first anniversary of the date of the Initial Retail Closing of the continuous private offering. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following March 3, 2026, which is the first anniversary of the Initial Retail Closing. Operating expenses incurred after March 3, 2026 will be paid by the Company as incurred. As of December 31, 2024, general and administrative expenses in the amount of $0.4 million were incurred. These operating expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until the date of the Initial Retail Closing. When recorded by the Company, operating expenses will be expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet. Through December 31, 2024, we have not reimbursed the Adviser for any advanced operating costs.
Fees from Other Services of the Adviser and its Affiliates
We may retain the Adviser and/or certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/ brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees paid to the Adviser’s affiliates for any such services will not reduce the management fee.

Dealer Manager Agreement
On November 11, 2024, we entered into an Amended and Restated Dealer Manager Agreement (the “Dealer Manager Agreement”) with the Dealer Manager, and we intend to enter into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class S shares, Class T shares, Class D shares, Class I shares, Class F-I shares, Class E shares and Class A shares.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions, dealer manager fees or shareholder servicing fees are paid with respect to Class I shares, Class F-I shares, Class A shares and Class E shares.
In addition, we pay the Dealer Manager selling commissions over time as shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; and
•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.
We do not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class E shares or Class A shares.
We will cease paying the shareholder servicing fee with respect to any Class S shares, Class T shares or Class D shares held in a shareholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and shareholder servicing fees paid with respect to such shares would exceed any applicable limit set by a participating broker-dealer set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued. Thereafter, under certain arrangement made between the Dealer Manager and financial intermediaries such Class S shares, Class T shares or Class D shares (including any shares issued under the distribution reinvestment plan (“DRIP”) upon reinvestment of distributions paid with respect to such Class S shares, Class T shares or Class D shares or with respect to any shares issued under the DRIP directly or indirectly attributable to such Class S shares, Class T shares or Class D shares) may convert into a number of Class I shares (or fraction thereof) with an equivalent aggregate NAV as such shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
Indemnification Agreements with Trustees and Officers
We entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that we must indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
Anchor Investment and Repurchase Terms
In connection with the Company’s initial capitalization, (1) Principal Life has agreed, from time to time, to purchase an aggregate amount of $75 million in Class A shares and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) has agreed, from time to time, to purchase an aggregate amount of $75 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (collectively, referred to as, the “Anchor Investment”). As of December 31, 2024, the Company issued an aggregate of 500,000 of its common shares to the Anchor Investors at a price per share of $20.00 for an aggregate purchase price of $10.0 million.

Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. The Class A shares issued in the Anchor Investment are not eligible for repurchase pursuant to our share repurchase plan adopted by our board of trustees (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction. However, the aggregate amount of Class A shares that may be repurchased by the Company from Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the Repurchase Plan, as described above.
Notwithstanding the foregoing, for so long as Principal Real Estate or its affiliate acts as the investment adviser to the Company, the Company will not affect any Anchor Investor Repurchase in any quarter that the total number of all common shares requested to be repurchased by shareholders other than the Anchor Investors and their respective affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended. The Company may fund any Anchor Investor Repurchase from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and the Company has no limits on the amounts it may fund from such sources.
Potential Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Principal Life, the Adviser and/or certain of the Adviser’s affiliates. Certain of our executive officers are also executives of the Adviser. There is no guarantee that the policies and procedures adopted by us, the terms of our Declaration of Trust, the terms and conditions of the Advisory Agreement or the policies and procedures adopted by the Adviser and its affiliates will enable us to identify, adequately address or mitigate these conflicts of interest. Transactions between us and the Adviser or its affiliates will be subject to approval by our independent trustees. See “Risk Factors—Risks Related to Conflicts of Interest.”
We pay the Adviser the management fee regardless of the performance of our portfolio. The Adviser’s entitlement to the management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We are required to pay the Adviser the management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. In addition, the Adviser is entitled to receive the performance fee based on our achievement of target levels of “Core Earnings,” which may create an incentive for the Adviser to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation or to use substantial debt or leverage for our portfolio or make riskier or more speculative investments on our behalf than they would otherwise make in the absence of such fee. If our interests and those of the Adviser are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
Some additional examples of conflicts of interest that may arise by virtue of our relationship with Principal Life, the Adviser and certain of the Adviser’s affiliates include:
•Conflicts of Interest, General. As a financial services firm, Principal Life, including the Adviser, engage in a broad spectrum of activities, including financial advisory services, financing, capital markets, sponsoring and managing private investment funds and other activities. In the ordinary course of its business, Principal Life engages in activities where their interests (including, without limitation, those of the Adviser) or the interests of their clients or funds may conflict with our interests, notwithstanding Principal Life’s direct or indirect participation in us through its purchase of shares in connection with the Anchor Investment.
Conflicts of interest that arise between us, on the one hand, and the Adviser or any Other Principal Account, on the other hand, are expected to be resolved on a case-by-case basis by officers of the Adviser and its affiliates. Investors should be aware that conflicts will not necessarily be resolved in our favor.
The Adviser and its affiliates provide real estate investment advice and perform related services for Other Principal Accounts similar to the advice to be provided and services to be performed by the Adviser for us. Such Other Principal Accounts may have investment objectives and policies comparable to ours and may be in competition with us. Other Principal Accounts may be formed in the future with objectives which are the same as or similar to our objectives. Employees of the Adviser and its affiliates also invest in real estate for their own accounts and may devote business time to such Other Principal Accounts.

•Other Benefits. The Adviser and its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of us, which will not offset or reduce the management fee or otherwise be shared with us or our investors. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Adviser and its affiliates or their personnel or related parties receiving them, even though the cost of the underlying service is borne directly by us or we otherwise reimburse the Adviser for such expense.
•Tax Positions. To the extent that certain decisions or transactions involve tax considerations, the interests of the Adviser and its affiliates may be inconsistent with those of our investors (e.g., the timing of transactions). In addition, situations may arise in which the Adviser may be required to act on our behalf in administrative and judicial proceedings involving the IRS or other enforcement authorities. Such proceedings may involve or affect other entities for which the Adviser or an affiliate acts as a manager. In such situations, the positions taken by the Adviser may have differing effects on us and other such entities.
•Use of Subscription Lines. The Adviser may, on our behalf, obtain a general credit facility for working capital, including to fund management fees and other expenses, to finance investments, to bridge capital calls, to provide interim bridge financing and capital, and for any other permitted uses. The use of a general credit facility may delay calling capital from certain investors, such as the Anchor Investors, which tends to increase the internal rate of return of an investment and reduce the potential preferred return. As a general matter, use of leverage in lieu of drawing down commitments amplifies returns (either negative or positive) to investors.
•Principal Life. Principal Life invests separately from the Adviser in real estate for its own account and in other investments that are not subject to the Adviser’s transaction allocation policy. Principal Life will have no obligation to provide us with investment opportunities presented to it for its own account, regardless of the suitability of such investment opportunities.
•Affiliated Distributor. The Company intends to engage an affiliate of the Adviser, Principal Funds Distributor, Inc. to act as the Dealer Manager for our private offering, and may engage other broker-dealers affiliated with the Adviser. The costs of performing due diligence and engaging third-party distribution partners and any fees paid to participating broker-dealers engaged to comply with local legal or regulatory requirements related to our private offering will be borne by the Company (and will not offset the management fee). The relationship with the Dealer Manager creates conflicts of interest because certain employees of the affiliated broker-dealer will have compensation plans that include credit for realized Company sales they generate. Prospective investors should take into consideration the relationship between the affiliated broker- dealer and the Adviser when evaluating the merits of an investment in the Company.
•Possible Joint Ventures with Affiliates. Subject to the approval of our independent trustees, the Adviser may cause us to enter into a joint venture or joint participation with Other Principal Accounts. In such case, it is possible that we may have differing interests from such Other Principal Accounts with respect to certain decisions affecting such joint investments, including the timing of expenditures, sale of certain assets and other matters. Differing interests between us and Other Principal Accounts may result because of differing terms, diversification requirements or other reasons. As a result, there exists the possibility of an impasse in the event the joint venture partners disagree.
•Certain Other Transactions with Affiliates. In accordance with, and subject to, our Declaration of Trust, (including the requirement that such transaction be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as being fair and reasonable and on terms no less favorable than those available from unaffiliated third parties), the terms and conditions of the Advisory Agreement and our Code of Business Conduct and Ethics and applicable laws and regulations, the Company may enter into transactions with any of the Adviser and its affiliates, including (i) acquiring investments from affiliates of the Adviser, including Other Principal Accounts, (ii) selling or transferring investments held by the Company to affiliates of the Adviser and (iii) paying a fee to affiliates of the Adviser in exchange for services. Other Principal Accounts may own equity interests in real estate assets, interests in loans with real estate assets as the underlying collateral, CMBS with respect to loans with commercial real estate assets as the underlying collateral or other interests in real estate assets. To the extent that the proceeds of our investment (or any acquisition of an investment) will be used to repay or otherwise retire or extinguish any interest in an investment held by the Adviser, any of its affiliates, or any Other Principal Account, the Adviser will have a conflict of interest in determining whether we should consummate such investment (or acquisition of an investment) and would have additional incentives to cause us to make such investment (or consummate such acquisition of an investment). Affiliates of the Adviser may have an incentive to seek, refer or recommend such investments to us, or pay a price for such investments, or agree on other terms that are not as favorable as might be obtained from an unaffiliated third party acting on a completely arm’s length basis, as a result of such affiliates’ financial interests in such investments. Conflicts may arise in connection with the foregoing and, as a result, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to us.

Without limitation to the foregoing, we may utilize one or more affiliates of the Adviser as a servicer who will be responsible for the servicing of certain our investments or other assets and such servicer will be paid fees by us or at the asset-level in connection with such services, and accordingly, such fees will be borne by us and will not offset the management fee. Specifically, we will engage an affiliate of the Adviser to conduct certain loan servicing services for us and the Adviser and/or another affiliate will provide certain closing services with respect to our loans. Conflicts may exist in determining whether a service should be provided by the Adviser in consideration for the management fee or whether another servicer should instead be engaged, which would result in the incurrence of additional fees beyond the management fee. The Adviser generally intends to use affiliated service providers only to the extent the Adviser determines a third party would otherwise have been required to perform such services (i.e., value-added services beyond the scope of the services that the Adviser provides in-house). However, the decision to use affiliated service providers will be made in the Adviser’s sole discretion, subject to the terms of our Declaration of Trust. The Adviser currently anticipates the use of such servicers may, in the future, expand into servicing roles in both mature and new markets, including through joint ventures with, or taking ownership stakes in, existing third-party servicing organizations.
While the Adviser may have an incentive to utilize affiliated service providers, there can be no guarantee that such service providers will have a positive impact on us or our investments, or that they will produce results better than those that could have been achieved by unaffiliated service providers. For example, the Adviser may be less incentivized to pursue remedies and enforce rights against an affiliated service provider as compared to an unaffiliated service provider, and the Adviser may be incentivized to utilize an affiliated service provider in order to support such entity, benefit the other users of or purchasers from such entity, and/or benefit the Adviser-affiliated owners of such entity, including by generating fees paid to such entity (which fees will not reduce the management fee). In addition, any affiliated service provider may have duties to parties other than us or our investments, and we may not be able to control or influence the standards or actions of such service provider notwithstanding its affiliation. Any such affiliated service provider may also be acquired by one or more third parties, which could reduce or eliminate any benefits we previously received by virtue of its prior affiliation.
Although the Adviser selects service providers that it believes are aligned with its operational strategies and will enhance our returns, the Adviser has an incentive to recommend an affiliated servicer or other person because of the financial or other business interests of its affiliates resulting from such affiliation. With respect to affiliate services, the Adviser will not necessarily seek out the lowest cost options when incurring (or causing us or our investments to incur) expenses thereof, subject to terms of our Declaration of Trust. Although the Adviser generally seeks appropriate rates for services, it reserves the right to prioritize prior usage, perceived sector competence or expertise, familiarity, onboarding speed or other factors in retaining or recommending service providers. In certain circumstances where the Adviser commits or has committed to seek “market” or “arms-length” rates or terms, the Adviser will do so in its sole discretion, seeking rates that it has determined in its sole discretion to be reflective of the range of rates in the applicable or related markets. Consequently, the Adviser undertakes no minimum amount of benchmarking, and does not represent that any such benchmarking relates specifically to the assets or services to which such rates or terms relate.
Subject to the terms of our Declaration of Trust, the Adviser reserves the right to determine or strongly influence the amount of such payments or compensation that such affiliates receive, and such payments or compensation may be substantial. Certain decisions made by the Adviser, portfolio managers and other key personnel of the Adviser or its affiliates have the potential to be influenced by this conflict of interest, including decisions with respect to the amount of such fees. Whether or not the Adviser has a relationship or receives financial or other benefit from recommending a particular service provider, there can be no assurance that another service provider is not more qualified to provide the applicable services or able to provide such services at lesser cost.
•Selection of Service Providers. Subject to the terms of our Declaration of Trust, the Adviser will exercise its discretion to cause us to contract for services with one or more parties that has a financial or business interest or other relationship with one or more of the Adviser or its affiliates (which may be done in an effort to establish, recognize, strengthen or cultivate relationships that have the potential to provide longer- term benefits to such parties). This subjects the Adviser to potential conflicts of interest, because it may have an incentive to recommend such party over service providers that are more qualified or willing and able to provide a better price and/or qualify of service. In addition, the Adviser may have a conflict of interest in determining the costs of such services that will be charged to us.

In addition to conflicts arising with respect to affiliated service providers as described in “—Certain Other Transactions with Affiliates” above, the Adviser, its affiliates and/or personnel maintain relationships, including professional or personal relationships, with financial institutions, service providers, operating partners, joint venture partners and other market participants, including managers of private funds, banks and brokers (collectively, “Third-Party Providers”). Certain of these Third-Party Providers, their affiliates and/or personnel may invest (or may be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the Adviser, its affiliates, personnel and/or Other Principal Accounts. In addition, the Adviser, its affiliates and/or personnel may invest (or may be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to certain Third-Party Providers, their affiliates, personnel and/or their private funds or other investment vehicles they advise. The Adviser, its affiliates and/or personnel may have a conflict of interest in recommending or making decisions regarding the retention or continuation of a Third-Party Provider to us if such recommendation, for example, is motivated by a belief that the Third-Party Provider, its affiliates and/or personnel may be more likely to continue to invest in Other Principal Accounts, allow the Adviser, its affiliates and/or personnel to continue to invest with the Third-Party Provider, provide the Adviser, its affiliates and/or personnel with information about markets and industries in which the Adviser and/or its affiliates operate (or is contemplating operations), provide other services that are beneficial to the Adviser, its affiliates and/or its personnel or otherwise as a result of a personal relationship. The Adviser and/or its affiliates may have a conflict of interest in making such recommendations or decisions. Whether or not the Adviser and/or their respective affiliates have a relationship with or receives financial or other benefit from recommending a particular service provider, there can be no assurance that the most-qualified, lowest-cost or highest-quality service provider will be chosen.
•Service Provider Fees. The Adviser and/or its respective affiliates may agree to certain preferential rates or caps with service providers with respect to work carried out for their benefit, which rates or caps would not have been available if it were not for such service providers also performing work with respect to us. The Adviser and/or their respective affiliates may elect to receive the full (or a disproportionately high) benefit of such preferential rates or caps, in which case we may not receive such benefit therefrom.
•Diverse Investors. Our investors, including the Anchor Investors, are expected to include diverse investors that may have conflicting investment, tax and other interests with respect to their investments in us. The conflicting interests of individual investors may relate to or arise from, among other things, the nature of the investments, the structuring, financing or acquisition of investments and the timing of disposition of the investments, the tax sensitivities of certain investors (including taxable and exempt investors), the type of investors (natural person or entity), and the jurisdiction or regulatory status of investors. As a result, conflicts of interest may arise in connection with decisions made by the Adviser that may be more beneficial for one or more (but not all) investors than for other investors In addition, we may make investments that may have a negative impact on related investments made by the investors in separate transactions unrelated to us. In selecting and structuring investments appropriate for us, the Adviser will consider our investment and tax objectives and our investors as a whole, not the investment, tax or other objectives of any investor individually.
•Feeder Vehicles. One or more feeder vehicles, which may or may not be managed or controlled by the Adviser or its affiliates, may invest directly or indirectly in the Company.
The Adviser or other manager of a feeder vehicle (each, a “Feeder Manager”) will determine when to accept investors, if any, into the applicable feeder vehicle in its sole discretion. A feeder vehicle will be permitted in certain circumstances to make other investments in addition to its investment in the Company, which may include investments in other investment vehicles managed by the Adviser or an affiliate. A Feeder Manager or its affiliates may earn a management fee and other compensation in connection with a feeder.
A feeder vehicle may be subject to the laws and/or regulations of a non-U.S. country and such laws or regulations may impact the rights and obligations of such feeder vehicle with respect to its investment in the Company in a manner that provides benefits to such feeder vehicle and/or its direct and indirect investors that are more favorable than those provided to other investors. The offering of interests in a feeder vehicle may be conducted in a manner that could impact or limit the exemptions available to the Company under certain laws and regulations (including the Securities Act).
•Expenses. Certain costs and expenses related to our business also relate to the business of Other Principal Accounts and are incurred on an aggregate basis, and therefore, will be allocated among us and such Other Principal Accounts in a manner that the Adviser believes is fair and reasonable.

In addition, the Adviser and its affiliates may from time to time incur fees, costs and expenses, including in connection with transactions not consummated, on behalf of us or one or more Other Principal Accounts. To the extent such fees, costs and expenses are incurred for the account, or for the benefit, of us and Other Principal Accounts (i.e., in circumstances in which we invest in the same investment as an Other Principal Accounts), we will typically bear an allocable portion as the Other Principal Accounts of any such fees, costs, and expenses in proportion to the size of the investment made by each in respect of the entity to which the expense relates or in such other manner as the Adviser considers fair and reasonable (subject to the Adviser’s sole discretion to determine the terms on which any Other Principal Accounts may be offered, subject to the terms of our Declaration of Trust).
Although the Adviser and its affiliates will endeavor to allocate such fees, costs and expenses on a fair and reasonable basis, there can be no assurance that such fees, costs and expenses will in all cases be allocated appropriately. The Adviser has policies to mitigate these conflicts, but there is no guarantee that conflicts will be eliminated. Notwithstanding the foregoing, the Adviser and its affiliates may in the future develop policies and procedures to address the allocation of expenses that differ from its current practice.
•Unconsummated Transaction Expenses. The Adviser is not required to and, in most circumstances, will not seek reimbursement of unconsummated transaction expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including potential counterparties to the potential transaction or potential joint-investors, even if such counterparties and joint-investors have been identified in advance. Examples of such expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses, and legal, accounting, tax, underwriting and other due diligence and pursuit costs and expenses, including fees and expenses paid or reimbursed to our service providers. Any such expenses could, in the sole discretion of the Adviser, be allocated solely to and borne solely by us and not to any other entity which may be an identified joint-investor, including one or more Other Principal Accounts, despite any intent to syndicate an investment opportunity to a joint-investor, due to the fact that, among other reasons, a prospective joint- investor generally has no obligation with respect to unconsummated transaction expenses until it signs definitive documentation with respect to an investment opportunity. In such cases, our share of expenses would increase. In the event such expenses are allocated to a joint-investor, we may, or the Adviser may, advance such fees and expenses without charging interest until paid by such joint-investor.
•Fees and Incentive Compensation. The management fee, performance fee and other fees to be retained by or paid to the Adviser as described in this Annual Report on Form 10-K and the terms applicable to such fees may vary as compared to Other Principal Accounts that compete for investments with us or invest in the same or similar investments. The Adviser or its affiliates may be incentivized to dedicate increased resources and allocate more profitable investment opportunities to Other Principal Accounts bearing higher fees or performance-based compensation compared to us or whose governing documents contain less restrictive fee terms. The Adviser and its affiliates have adopted written allocation policies and procedures to help address conflicts arising in the allocation of resources and investment opportunities among us and Other Principal Accounts, but there is no guarantee they will be effective.
In addition, in the case where distributions in kind are made, the Adviser or its affiliates may be incentivized to employ valuation methodologies that may give rise to a higher valuation of such assets. The Adviser and its affiliates have adopted written valuation policies and procedures intended to address conflicts of interests that arise in respect of the receipt of incentive-based compensation and the valuation of assets.
•Acquisitions or Dispositions of Investments. A conflict could also arise in connection with the acquisition or disposition of investments, the refinancing of any particular investment or funding of actions to preserve or protect, or exercise prospective rights with respect to, any investment, as it may be beneficial for the Adviser to delay or accelerate an acquisition, disposition, refinancing or funding of protective actions in order to increase the amount, or delay, accelerate or extend payment, of the management fee.
•Competition for Management’s Time and Services; Investment Allocation. The Adviser and its affiliates will not be required to manage or advise us as its sole and exclusive functions, and they will have other business interests and may engage in other activities in addition to those relating to us, which could distract them from their activities on our behalf. In addition, members of the Adviser will spend a portion of their time on matters unrelated to the Company. Such persons will have other business interests and may engage in other activities in addition to those relating to us. Accordingly, conflicts may arise in the allocation of management time, services, functions and resources including in allocating management time, services, and functions among the Company, certain affiliated entities, any future companies, partnerships or other ventures which may be organized by, or other clients of, the Adviser or its affiliates (including Other Principal Accounts).

Certain Other Principal Accounts have (and will in the future have) investment objectives that are similar to our investment objectives. Whether an opportunity is presented to us or one or more Other Principal Accounts will depend on certain judgments made by the Adviser and its affiliates regarding how to structure such investment and the terms of such investment. Such judgments may result in an Other Principal Account being presented an opportunity that would be suitable for the Company if the Adviser and/or its affiliates altered certain of such judgments. We will not have an exclusive right with regard to the acquisition pipelines of the Adviser and its affiliates. We will be in a transaction allocation queue with Other Principal Accounts with respect to investments sourced by the Adviser that meet our investment criteria and are available to us. Accordingly, the availability of investment opportunities will generally depend upon the length of time since the Company was last offered an investment and which particular opportunity is available. This may result in the Company obtaining investment opportunities less profitable than ones obtained by Other Principal Accounts. Further, the transaction allocation policy may be modified by the Adviser in its sole and absolute discretion from time to time as long as in the reasonable opinion of the Adviser the modification is fair and reasonable to the Company. As a result, not all potentially suitable investment opportunities that come to the attention of the Adviser or its affiliates will be made available to the Company.
•Other Relationships. The Adviser and its affiliates have existing and potential relationships with a significant number of corporations, institutions and individuals in matters related to itsother businesses and investments, including existing and potential investors in the Company and other existing and potential counterparties, service providers and consultants. Such relationships may include owning interests in, having financial incentives with respect to or otherwise serving as directors or in other advisory capacities with respect to such persons. As a result of these relationships, the Adviser may face conflicts of interest in connection with any transactions involving an investment by the Company with such persons, in the Company by such persons or an investment by the Adviser or its affiliate outside of the Company with such persons, including with respect to the consideration offered by, and the obligations of, such persons, such as the amounts of fees and incentive compensation to be paid to such persons. In determining whether to pursue a particular investment on behalf of the Company, these relationships could be considered by the Adviser, and there may be certain potential investments which will not be pursued on behalf of the Company in view of such relationships. As a result, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to the Company.
In addition, the Adviser and its affiliates may use consultants in connection with the provision of certain investment-related activity. Such consultants can include former employees or part-time employees or current but inactive partners of the Adviser or its affiliates. Consultants may be engaged on a non-exclusive basis and may pursue other real estate opportunities without a requirement to pursue such opportunities through the Adviser and its affiliates. Third-party consultants are generally an expense of the Company.
•Investments With Respect to Which Other Principal Accounts May Benefit. We may make investments or engage in other activities that give rise to future investment opportunities (e.g., a forward commitment or other option acquired by us or a relationship developed in connection with the making of an investment by us) from which one or more Other Principal Accounts may benefit. The Adviser may have an incentive to take such future opportunities and/or benefits into consideration when making investment decisions for us.
•Personal Investments. The Adviser and its principals have made personal investments in Other Principal Accounts alongside the investors. As described above in “—Fees and Incentive Compensation”, the Adviser receives incentive compensation from Other Principal Accounts. Affiliates of the Adviser may pay no or reduced fees or incentive compensation or receive other economic benefits in connection with their investments in Other Principal Accounts.
Employees of the Adviser may invest personally in real estate related investments subject to the internal policies of the Adviser.
•Employee Joint-investment. The existence of a joint-investment by the employees of the Adviser, if consummated, may create an incentive for employees of the Adviser to consider such joint-investment rather than the Company as a whole or to act in a manner more beneficial to such joint-investment rather than acting in a manner beneficial to the Company as a whole. In addition, members of the Adviser may have investments in one or more Other Principal Accounts , and such investments could create an incentive for employees of the Adviser to act in a manner more beneficial to such other investments in order to increase the value of such investments to the detriment of the Company. The Adviser has policies in place to mitigate such conflicts, but there can be no guarantee that they will be effective.
•Indemnification. The Company will be required to indemnify each Covered Person for liabilities incurred in connection with the affairs of the Company and/or the Adviser (or any affiliate or related party). Such indemnification obligations may be material and may have an adverse effect on the returns to investors.

It should be noted that the Company intends to purchase insurance to cover certain Covered Persons against liability for any breach or alleged breach of their fiduciary responsibilities. In addition, because in many cases the Company may advance the costs and expenses of an Covered Person pending the outcome of the particular matter (including the determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods where the Company is advancing expenses to an individual or entity with whom the Company is not aligned or is otherwise an adverse party in a dispute. Moreover, the Adviser will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses).
•Board Membership. Members of our board of trustees and/or key employees of the Adviser, or its affiliates may, with or without compensation, hold positions on the boards of directors of certain private and/or public companies or in certain charitable organizations. Any such person who so serves will devote a portion of his or her time in the future to their duties associated with such positions.
•Material Non-Public Information. The Adviser and its affiliates periodically come into possession of material, nonpublic information with respect to investment targets and other public companies in connection with advising the Company as well as Other Principal Accounts. The Adviser maintains policies and procedures designed to protect such information in accordance with applicable regulations, including maintenance of internal watch and restricted lists. The Adviser also maintains policies and procedures designed to seek to ensure the confidentiality of client information generally. However, the Adviser generally does not maintain formal “information barriers” between different groups. As a result, possession of material, nonpublic information by the Adviser will generally limit the ability of the Company to buy or sell the applicable company’s securities even if such information was not obtained on behalf of the Company. In addition, certain Other Principal Accounts sometimes enter into confidentiality agreements that include provisions, such as “standstills”, that limit the ability of affected entities to buy or sell certain securities, potentially for extended periods.
•Current Business Relationships. Certain of our current trustees and officers are directors, officers or employees of the Adviser.
•Trustee Independence. Our Declaration of Trust defines an “independent trustee” as a trustee (a) who is not an officer or employee of the Company, any subsidiary of the Company, or Principal Real Estate or its affiliates, (b) whom our board of trustees affirmatively determines has no material relationship with the Company and (c) who otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Adviser and are not the result of arm’s- length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.
Certain Business Relationships
Certain of our current trustees and officers are directors, officers or employees of the Adviser.
Review Approval or Ratification of Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, our bylaws and corporate policies and the Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, the Adviser, our trustees or their respective affiliates. The types of transactions covered thereby include the decision to renew our Advisory Agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, our Adviser or any of our trustees have an interest, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.
We have also adopted a Code of Business Conduct and Ethics that applies to each of our officers and trustees, which we refer to as “covered persons.” The Code of Business Conduct and Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, the Adviser and their respective affiliates.

Promoters and Control Persons
The Adviser may be deemed a promoter of the Company. We expect to enter into the Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive the management fee and the performance fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and our Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates.
Smaller Reporting Company
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information on our ownership.
Trustee Independence
Our Declaration of Trust defines “independent trustee” as a trustee who (a) who is not an officer or employee of the Trust, any subsidiary of the Trust, or the Sponsor or its Affiliates, (b) whom the Board affirmatively determines has no material relationship with the Trust and (c) who otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Our Bylaws require a majority of the trustees on of our board of trustees to be “independent” trustees, except for a period of up to 60 days after the death, removal or resignation of, or other vacancy involving, an independent trustee pending the election of a successor independent trustee. Our Audit Committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of trustees has affirmatively determined that each of Andrea Balkan, Jennifer Pedigo and Richard Jones are “independent” members of our board of trustees under all applicable standards for independence, including with respect to committee service on our audit committee by Mses. Balkan and Pedigo and Mr. Jones.
Item 14. Principal Accountant Fees and Services
Independent Auditors
During the period from May 22, 2024 (Date of Formation) through December 31, 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the fiscal years ended December 31, 2024, by our independent registered public accounting firm, Deloitte, were as follows (amounts in thousands):

December 31, 2024	Amounts
Audit fees(1)	$365
Audit-related fees(2)	—
Tax fees(3)	26
All other fees	—
Total(4)	$391

(1)Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
(2)Audit-related fees include amounts billed to us for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit, any stand-alone subsidiary audits or reviews of the financial statements, such as due diligence related to acquisition, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
(3)Tax fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
(4)These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following March 3, 2026, which is the first anniversary of the initial closing of the continuous private offering.
The Audit Committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures
In accordance with the Audit Committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed:
(1)The Financial Statements of the Company. (See Item 8 above.)
(2)Schedule IV – Mortgage Loans on Real Estate (See Item 8 above.)
(3)Exhibits:

3.1	Certificate of Trust of the Company, dated May 22, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
3.2
Second Amended and Restated Declaration of Trust of the Company, dated November 11, 2024 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
4.1
Share Repurchase Plan of the Company, dated as of November 11, 2024 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

4.2
Distribution Reinvestment Plan of the Company, dated as of November 11, 2024 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

4.3*	Description of Registrant’s securities
10.1
Amended and Restated Advisory Agreement, by and between the Company and the Adviser, dated November 11, 2024 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.2
Amended and Restated Dealer Manager Agreement, by and between the Company and the Dealer Manager, dated November 11, 2024 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.3	Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.2 hereof)
10.4
Form of Subscription Agreement in connection with Anchor Investment (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)

10.5
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on September 6, 2024 and incorporated by reference herein)

10.6
Independent Trustee Compensation Policy, effective as of November 11, 2024 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.7
Independent Trustee Restricted Common Share Plan, dated as of November 11, 2024 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.8
Form of Independent Trustee Restricted Common Share Award Certificate (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.9*
Credit Agreement, dated November 26, 2024, by and among Principal Credit Real Estate Income Trust as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for JPMorgan Chase Bank, N.A. as Lender

10.10*
First Amendment to the Credit Agreement, dated December 6, 2024, by and among Principal Credit Real Estate Income Trust as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for JPMorgan Chase Bank, N.A. as Lender

10.11*	Master Repurchase Agreement, dated December 17, 2024, between Goldman Sachs Bank USA, as Purchaser, and PCREDIT Levered A, LLC, as Seller
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*  Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Principal Credit Real Estate Income Trust

Date: March 26, 2025	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 26, 2025.

Name	Title

/s/ John T. Berg __________________________ John T. Berg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Riley __________________________ Brian Riley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Rohit Vohra __________________________ Rohit Vohra	Trustee

/s/ Andrea Balkan __________________________ Andrea Balkan	Independent Trustee

/s/ Richard Jones __________________________ Richard Jones	Independent Trustee

/s/ Jennifer Pedigo __________________________ Jennifer Pedigo	Independent Trustee