Form 10-Q
period 2025-03-31
Principal Credit Real Estate Income Trust
filed 2025-05-08
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐     No ☒
As of May 8, 2025, the issuer had the following shares outstanding: 2,392,148 Class A common shares, 200,789 Class F-I common shares, 2,814 Class E common shares, and 49 Class I common shares. There are no outstanding Class T common shares, Class D common shares, or Class S common shares.

iii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$13,943	$11,888
Restricted cash	3,904	4,243
Investment in loans receivable, at fair value	216,346	140,569
Accrued interest receivable	1,439	—
Total assets	$235,632	$156,700
LIABILITIES AND EQUITY
Loans payable, at fair value	$161,767	$21,750
Line of credit, at cost	41,000	119,000
Escrow deposits	3,903	4,243
Due to adviser	3,480	655
Interest payable	462	322
Distributions payable	303	—
Income tax payable	176	176
Total liabilities	211,091	146,146
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	25,638	10,008
Equity
Common shares - Class F-I shares, par value $0.01 per share; 101,557 and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	—
Common shares - Class I shares, par value $0.01 per share; 49 and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit and cumulative distributions	(1,098)	546
Total shareholders' equity/(deficit)	(1,097)	546
Total liabilities, redeemable common shares and equity	$235,632	$156,700

See accompanying notes to the condensed consolidated financial statements

Principal Credit Real Estate Income Trust
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands, except for share and per share data)

For the Three Months Ended March 31, 2025
Revenues
Interest income	$3,479
Other revenue	765
Total revenue	4,244
Expenses
Interest expense	2,825
Financing fees	898
Organization costs	841
General and administrative	703
Management fees	39
Total expenses	5,306
Unrealized gains (losses)
Unrealized gain on loans receivable, at fair value	181
Unrealized loss on loans payable, at fair value	(90)
Total unrealized gains (losses)	91
Net loss	$(971)
Net loss per common share, basic	$(1.00)
Net loss per common share, diluted	(1.00)
Weighted-average common shares outstanding, basic	972,655
Weighted-average common shares outstanding, diluted	972,655

See accompanying notes to the condensed consolidated financial statements

Principal Credit Real Estate Income Trust
Condensed Consolidated Statement of Changes in Equity (Unaudited)
(in thousands)

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-In Capital		Total Shareholders' Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$546	$546
Common shares issued	1	—	2,080	—	2,081
Offering costs	—	—	(1,603)	—	(1,603)
Net loss (net of $896 allocated to redeemable shares)	—	—	—	(75)	(75)
Distributions declared to shareholders (net of $509 allocated to redeemable shares)	—	—	—	(25)	(25)
Remeasurement of redeemable common shares	—	—	(477)	(1,544)	(2,021)
Balance at March 31, 2025	$1	$—	$—	$(1,098)	$(1,097)

See accompanying notes to the condensed consolidated financial statements

Principal Credit Real Estate Income Trust
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(971)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on loans receivable	(181)
Unrealized loss on loans payable	90
Financing fees paid	1,244
Amortization of restricted stock units	14
Interest income paid in kind	(424)
Change in assets and liabilities
Increase in interest receivable	(1,439)
Increase in due to adviser	1,222
Increase in interest payable	140
Net cash used in operating activities	(305)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activity	(75,172)
Net decrease in escrow deposits	(340)
Net cash used in investing activities	(75,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	75,000
Repayments of line of credit	(153,000)
Borrowings under loans payable	139,927
Financing fees paid	(1,244)
Proceeds from issuance of redeemable common shares	15,000
Contributions received from common shares issued	2,081
Distributions paid to shareholders	(231)
Net cash provided by financing activities	77,533
Net change in cash, cash equivalents and restricted cash	1,716
Cash, cash equivalents and restricted cash, beginning of period	16,131
Cash, cash equivalents and restricted cash, end of period	$17,847
Reconciliation of cash and restricted cash
Cash and cash equivalents, beginning of period	$11,888
Restricted cash, beginning of period	4,243
Cash, cash equivalents and restricted cash, beginning of period	16,131
Cash and cash equivalents, end of period	13,943
Restricted cash, end of period	3,904
Cash, cash equivalents and restricted cash, end of period	$17,847
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,657
Non-cash financing activities:
Accrued offering costs due to adviser	$1,603
Distributions payable	303

See accompanying notes to the consolidated financial statements

Principal Credit Real Estate Income Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
(amounts in thousands, except for share and per share data)
1.Organization and Business Purpose
Principal Credit Real Estate Income Trust (the “Company”) was formed on May 22, 2024 (Date of Formation), as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2025. The Company is managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG.” The Company entered into a Dealer Manager Agreement with Principal Funds Distributor, Inc., a Washington corporation and affiliate of Principal Real Estate (the “Dealer Manager”). The Dealer Manager is registered as a broker-dealer and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.
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
Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025.

The Company has not presented a condensed consolidated statement of operations, condensed consolidated statement of changes in equity, or a condensed consolidated statement of cash flows for the three months ended March 31, 2024, because the Company did not have any activity or operations during that period. The Company’s results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year or any other future period.

Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE debt investments, real estate-related debt securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value options are recorded in investment in loans receivable, at fair value and loans payable, at fair value on the Condensed Consolidated Balance Sheets. The fair value elections will be made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock. The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance will be required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statement of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Condensed Consolidated Statement of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company's assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended, commencing with its taxable year ending December 31, 2025. If the Company elects and qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and property, and federal income and excise taxes on its undistributed income.
Share-based Payments
The Company recognizes the cost of share-based compensation and payment transactions in the financial statements using the same expense category as would be charged for payments in cash. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the net asset value ("NAV") on the grant date. On November 11, 2024 the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV per share of $20 per share that vest one year from the date of grant. For the three months ended March 31, 2025, the Company recognized compensation expenses of $13.9. None of the shares granted to the trustees have vested as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of March 31, 2025, the Company’s assets included seven CRE loans. Refer to Note 3- “Investment in Loans Receivable” for additional information.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the origination and servicing of commercial mortgage loans. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Head of Investment Production, and the Company’s Portfolio Managers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. The CODM does not regularly review asset information. All expense categories on the Condensed Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's fiscal year ending December 31, 2024. The impact to the Company was primarily including disclosure around identifying the title and position of the Company’s CODM. The Company has one reportable segment and the required disclosure updates have been reflected in the Segment Reporting section elsewhere in Note 2.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for the Company's fiscal year ending December 31, 2025. The guidance will not have a material impact on the Company's notes to the consolidated financial statements. Any required disclosure will be reflected in the Income Taxes section elsewhere in Note 2.
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

3.Investment in Loans Receivable
As of March 31, 2025, the Company held the following investments in loans receivable:

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate*	Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,012	Term SOFR + 3.25%	I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,139	$29,197	Term SOFR + 3.25%	I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,629	$36,665	Term SOFR + 3.40%	I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,699	$9,704	Term SOFR + 3.85%	I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,239	Term SOFR + 3.70%	I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,478	Term SOFR + 3.85%	I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	$75,000	$75,051	Term SOFR + 3.25%	I/O	3/1/2027
			$216,165	$216,346
*Term Secured Overnight Financing Rate ("SOFR") for the Company's loan portfolio ranged from 4.33% to 4.41% as of March 31, 2025
As of December 31, 2024, the Company held the following investments in loans receivable:

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate*	Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,000	$29,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,324	$36,324	Term SOFR + 3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,547	$9,547	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,231	Term SOFR + 3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,467	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
			$140,569	$140,569
*Term SOFR for the Company's loan portfolio ranged from 4.34% to 4.48% as of December 31, 2024

4.Debt
The following table presents the value of debt securities at fair value as of March 31, 2025:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.49%	$250,000	$88,323	$161,677	$161,767	$216,346	12/17/2026	12/17/2031
The following table presents the value of debt securities at cost as of March 31, 2025:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.57%	$150,000	$59,000	$41,000	N/A	N/A	11/25/2025	5/26/2026
The following table presents the value of debt securities at fair value as of December 31, 2024:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.47%	$250,000	$228,250	$21,750	$21,750	$29,000	12/17/2026	12/17/2031
The following table presents the value of debt securities at cost as of December 31, 2024:

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.84%	$150,000	$7,000	$119,000	N/A	N/A	11/25/2025	5/26/2026
Repurchase Agreement
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “Facility”). The Company has borrowed $161.7 million and $21.8 million under the terms of the GS Repurchase Agreement as of March 31, 2025 and December 31, 2024, respectively.
Advances under the GS Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the GS Repurchase Agreement) for a one-month period plus a margin as agreed upon by Goldman and the Company for each transaction. Interest is paid monthly. The stated termination date of the Facility is December 17, 2031, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.
In connection with the GS Repurchase Agreement, the Company provided a Guaranty (the “Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the GS Repurchase Agreement. The Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the Guaranty.

The GS Repurchase Agreement and the Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2025 and December 31, 2024, the Company is in compliance with all covenants.
Line of Credit
On November 26, 2024, the Company entered into a subscription credit agreement (“JPM Subscription Line”), which provides for a maximum line of credit of $100.0 million with a maturity date of November 25, 2025, which may be extended upon the Company’s request to May 26, 2026, subject to the consent of JPM and other customary conditions. The Company may also increase the maximum line of credit to an amount not exceeding $150.0 million. Borrowings under the JPM Subscription Line bear interest at a variable rate and are secured by outstanding capital commitments of the Anchor Investors (as defined below). Advances under the JPM Subscription Line generally bear interest at a rate per annum equal to one-month Term SOFR plus 2.15% plus a spread adjustment of 0.10%. The Company pays a commitment fee on a quarterly basis to JPM on the daily unused amount of its commitment at a rate per annum of 0.35% when the aggregate principal unused portion of the JPM Subscription Line is greater than 50% or 0.25% when the aggregate principal unused portion of the JPM Subscription Line is equal to or less than 50%. The balances outstanding under the JPM Subscription Line were $41.0 million and $119.0 million, with effective interest rates of 6.57% and 6.84% as of March 31, 2025 and December 31, 2024, respectively.
5.Commitments and Contingencies
As of March 31, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
6.Redeemable Common Shares
On June 25, 2024 (the “Initial Capitalization”), the Company was capitalized with a $1.0 investment for 50 Class E common shares by Principal Real Estate at a price per share equal to $20.00. The Company repurchased these initial redeemable common shares for an aggregate purchase price equal to $1.0 on December 11, 2024.
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (collectively, referred to as, the “Anchor Investment”).
On December 9, 2024, in connection with the Anchor Investment, the Company issued an aggregate of 500,000 of its Class A common shares to the Anchor Investors at a price per share of $20.00 for an aggregated purchase price of $10.0 million.
On February 4, 2025, in connection with the Anchor Investment, the Company issued an aggregate of 710,634 of its Class A common shares to the Anchor Investors at a price per share of $21.11 for an aggregate purchase price of $15.0 million.
Each of the offers and sales of the shares/units described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
The following table summarizes the changes in the Company's outstanding redeemable common shares for the three months ended March 31, 2025 (amounts in thousands except share and per share data):

Redeemable Common Shares
Balance at December 31, 2024	500,000
Issuance of redeemable common shares	710,634
Balance at Balance at March 31, 2025	1,210,634

Balance at December 31, 2024	$10,008
Proceeds from issuance of redeemable common shares	15,000
Amortization of share grants	14
Allocation of net loss	(896)
Distributions declared to shareholders	(509)
Remeasurement of redeemable common shares	2,021
Balance at March 31, 2025	$25,638
As of March 31, 2025, Class A shares held by Anchor Investors and Class E units held by non-employee trustees are classified in mezzanine equity because the Company is required to repurchase or redeem, as applicable, these Class A and Class E shares / units upon request by the holders, subject to certain limitations and terms set forth in the applicable subscription agreement if certain conditions outside of the control of the Company are met (as discussed below).
Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (as defined below) (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that the Company repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under the Company's share repurchase plan’s 5% quarterly cap, but only after it first satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan. The Class A shares issued in the Anchor Investment are not eligible for repurchase pursuant to the Company's share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction (defined below). However, the aggregate amount of Class A shares that may be repurchased by the Company from Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the share repurchase plan, as described above.
The Company compensates each of its non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75.0, plus an additional cash annual retainer of $15.0 for the chairperson of the Audit Committee. The Company pays in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of the Company's common shares offered in its continuous private, blind pool offering (the "Offering"). On November 11, 2024, in connection with the board of trustees meeting, the Company issued, but not outstanding, an aggregate of 2,814 of its Class E common shares to the non-employee trustees at a price per share of $20.00 for an aggregated price of $56.3. These will vest over a one year period of which $13.9 and $7.7 were recognized as of March 31, 2025 and December 31, 2024, respectively.
The Class A and Class E shares are classified as redeemable common shares on the Company's Condensed Consolidated Balance Sheets.
The following table summarizes the distributions declared for redeemable common shares for the three months ended March 31, 2025:

Redeemable Common Shares
Aggregate gross distributions declared per common share	$0.5000
Shareholder servicing fee per common share	—
Balance at Net distributions declared per common share	$0.5000
7.Shareholders' Equity (Deficit)
Authorized Capital
As of July 19, 2024, under its Declaration of Trust, the Company was authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance fees. The initial per share purchase price for each class of common share (other than Class A shares) sold in the Offering will be equal to the most recently determined NAV per share for the Class A shares issued to the Anchor Investors, in connection with the Anchor Investment (as defined below) plus, for Class S shares, Class T shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common share will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
Common Shares
On November 26, 2024, the Company commenced the Offering of an unlimited number of its common shares.
The following table summarizes the movement of and proceeds received from the Company’s outstanding common shares during the three months ended March 31, 2025 (amounts in thousands except share and per share data):

	Class F-I Common Shares	Class I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—
Common shares issued	101,557	49	101,606
Shares outstanding as of March 31, 2025	101,557	49	101,606

Proceeds from issuance of common shares	$2,080	$1	$2,081
As of March 31, 2025, no Class D, Class S, or Class T shares have been issued.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations (which is presently expected to commence in the quarterly repurchase period ending June 30, 2025, which is the first full calendar quarter following the Initial Retail Closing of the continuous private offering). The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company's distribution reinvestment plan (“DRIP”).

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
In the event that the Company determine to repurchase some but not all of its common shares submitted for repurchase during any calendar quarter, common shares submitted for repurchase during such calendar quarter will be repurchased on a pro rata basis after the Company has repurchased all common shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
Under the share repurchase plan, the Company's board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in the best interest of the Company. As a result, share repurchases may not be available each quarter.
The Company may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of its common shares), the sale of its assets, and repayments of its real estate debt investments, and the Company has no limits on the amounts it may fund from such sources.
Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three months ended March 31, 2025:

	Class I Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.2300	$0.2300
Shareholder servicing fee per common share	—	—
Net distributions per common share	$0.2300	$0.2300
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
Valuation Process
The Company has a valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

Pricing Verification—The Company uses recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third party pricing source (or originating sources used by the third party pricing source) is in the market.
Unobservable Inputs—Where inputs are not observable, the Company reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.
Any changes to the valuation methodology will be reviewed by the Company's management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.
Fair Value on a Recurring Basis
The Company determines the fair value of its financial assets and liabilities measured at fair value on a recurring basis as follows:
The Company measures the fair value of its loans receivable and loans payable using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of loans receivable and loans payable valued using a discounted cash flow analysis should be classified in Level 3 of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level 2 of the fair value hierarchy. Mortgage loans classified in Level 3 are transferred to Level 2 if securitized pricing becomes available.

Fair Value Disclosure
The following table presents the Company's financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheet by their level in the fair value hierarchy (amounts in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investment in loans receivable, at fair value	—	—	$216,346	—	—	$140,569
Total	—	—	$216,346	—	—	$140,569
Financial Liabilities:
Loans payable, at fair value	—	—	$(161,767)	—	—	$(21,750)
Total	—	—	$(161,767)	—	—	$(21,750)
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable (amounts in thousands):

Balance as of December 31, 2024	$140,569
Loan originations and funding	75,172
Interest income paid in kind	424
Unrealized gain	181
Balance as of March 31, 2025	$216,346
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable (amounts in thousands):

Balance as of December 31, 2024	$(21,750)
Borrowings under repurchase agreement	(139,927)
Unrealized loss	(90)
Balance as of March 31, 2025	$(161,767)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investment in loans receivable, at fair value	$216,346	Discounted Cash Flow	Discount Rate	3.40%
Financial Liabilities:
Loans payable, at fair value	$(161,767)	Discounted Cash Flow	Discount Rate	2.17%

	December 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investment in loans receivable, at fair value	$140,569	Discounted Cash Flow	Discount Rate	3.48%
Financial Liabilities:
Loans payable, at fair value	$(21,750)	Discounted Cash Flow	Discount Rate	2.10%
*The preceding tables show discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Principal Life, an Anchor Investor, intends to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $12.5 million and $5.0 million of Class A shares in connection with this commitment as of March 31, 2025 and December 31, 2024, respectively.

On July 19, 2024, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser is responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser will be paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares and Class F-I shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three months ended March 31, 2025, the Company incurred $39.4 of management fees.
Performance Fee
In addition, the Adviser will be entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the “Applicable Quarterly Hurdle Rate,” which is expressed as a rate of return on average adjusted capital, equal to (x) the 90 days average of the Secured Overnight Financing Rate (“90 days Average SOFR”) as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the DRIP) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any calendar quarter exceed the Applicable Quarterly Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Applicable Quarterly Hurdle Rate, until the Company’s Core Earnings for such quarter equal the result of (i) the Applicable Quarterly Hurdle Rate, divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company will not pay the Adviser a performance fee with respect to the Class E shares or Class A shares.
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of March 31, 2025 and December 31, 2024, there was no performance fee accrued.
Due to Adviser
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

The following table details the components of due to the Adviser and its affiliates (amounts in thousands):

	March 31, 2025	December 31, 2024
Accrued offering costs	$1,603	$—
Accrued organizational costs	841	—
Accrued operational costs	688	—
Accrued loan financing fees	304	650
Accrued management fees	44	5
Total	$3,480	$655
Accrued operating costs
The Adviser has agreed to advance certain of the Company's operating expenses and costs through March 3, 2026, the first anniversary of the initial retail closing of the Offering that includes non-Anchor Investors (the "Initial Retail Closing"). The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following March 3, 2026. Operating expenses incurred after March 3, 2026 will be paid by the Company as incurred. The Adviser had incurred operating costs on the Company’s behalf of $0.6 million and $0.4 million through March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, such costs and are recorded on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.
Accrued organization and offering costs
The Adviser has agreed to advance organization and offering expenses associated with the Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through March 3, 2026, the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date. The Adviser had incurred $0.8 million and $0.7 million of organization and $1.6 million and $1.4 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, such costs are recorded on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. As of March 31, 2025 and December 31, 2024, there were no accrued shareholder servicing fees.
10.Net Income Per Share
Net income per common share for the three months ended March 31, 2025 is computed as follows (amounts in thousands, except for share and per share data):

Basic:
Net loss attributable to Principal Credit Real Estate Income Trust	$(971)
Weighted-average shares of common stock outstanding, basic	972,655
Basic net income per common share	$(1.00)
Diluted:
Net loss attributable to Principal Credit Real Estate Income Trust	$(971)
Weighted-average shares of common stock outstanding, diluted	972,655
Diluted net income per common share	$(1.00)

For the three months ended March 31, 2025, unvested Class E common shares awarded to the Company's independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares. As of March 31, 2025, 1,735 unvested shares were outstanding.
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
12.Subsequent Events
Subsequent to March 31, 2025, the Company issued the following shares (amounts in thousands, except for share and per share data):

	Shares	Gross Proceeds
Class A Common Shares	1,181,514	$25,000
Class F-I Common Shares	99,232	2,022
Total	1,280,746	$27,022

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
In addition, our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
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

Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement between the Adviser and us (the "Advisory Agreement"), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. For the taxable year ending December 31, 2025 the Company intends to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
We are conducting a blind pool continuous private offering (the "Offering") of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
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
Q1 2025 Highlights
Fundraising and Distributions
•During the three months ended March 31, 2025, pursuant to the Offering, the Company sold an aggregate of 812,240 of its common shares for aggregate net consideration of approximately $17.1 million, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, during the three months ended March 31, 2025, the Company did not issue any shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the three months ended March 31, 2025, the Company declared aggregate distributions of $0.5000, $0.2300 and $0.2300 per Class A share, Class I share, and Class F-I share, respectively. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On February 14, 2024, the Company originated a $76.5 million floating rate first mortgage loan collateralized by a multifamily residential asset in Tempe, AZ. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
Financings
•On January 29, 2025, February 4, 2025, and March 4, 2025, the Company borrowed additional proceeds under the terms of the Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA. (“Goldman”), in connection with the six most recently originated investments in loans receivables. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250 million. As of March 31, 2025 and December 31, 2024, the Company borrowed $161.7 million and $21.8 million, respectively, under the terms of the GS Repurchase Agreement.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and December 31, 2024(1) (amounts in thousands, except for share and per share data):

	For the Three Months Ended March 31, 2025	For the Three Months Ended December 31, 2024
Revenues
Interest income	$3,479	$255
Other revenue	765	1,570
Total revenue	4,244	1,825
Expenses
Interest expense	2,825	322
Financing fees	898	767
Organization costs	841	—
General and administrative	703	9
Management fees	39	5
Total expenses	5,306	1,103
Unrealized gains (losses)
Unrealized gain on loans receivable, at fair value	181	—
Unrealized loss on loans payable, at fair value	(90)	—
Total unrealized gains (losses)	91	—
Net loss before taxes	$(971)	$722
Income tax expense	—	176
Net income (loss)	$(971)	$546
(1) The Company was formed on May 22, 2024 and there were no operations during the three months ended 2024. Accordingly, no comparative amounts for the three months ended March 31, 2024 are included.
•During the three months ended March 31, 2025, revenues totaled $4.2 million, and consisted of interest income of $3.5 million and other revenue of $0.7 million (predominantly origination fees). The increase from the $1.8 million recognized during the three months ended December 31, 2024 was due to the timing of the initial loan origination activity that all occurred in December 2024, resulting in higher origination fees in the prior quarter but only a partial month of interest income.
•During the three months ended March 31, 2025, interest expense and financing fees were $2.8 million and $0.9 million, respectively, and $0.3 million and $0.8 million, respectively, for the three months ended December 31, 2024. Interest expense and financing fees were incurred in financing the mortgage loan assets originated in December 2024 and February 2025. The increase in interest expense during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 is due to the timing of the debt financing activity between the two periods. The increase in financing fees during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 is due to timing and size of loans placed on the GS Repurchase Facility.
•During the three months ended March 31, 2025, general and administrative fees were approximately $0.7 million and primarily related to operating costs incurred during the period. $0.7 million of these costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Adviser in March 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. The increase in professional fees during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 is due to the timing of the recognition of certain expenses incurred prior to the initial retail closing of the Offering (the "Initial Retail Closing") that includes investors other than Principal Life Insurance Company and/or its affiliate and an unaffiliated life insurance company and/or its affiliates (collectively, the "Anchor Investors"). Note that the Company started recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the Initial Retail Closing of the Offering.
•Management fees and performance fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2025 and December 31, 2024, management fees were $39.4 and $4.6 , respectively. No performance fees were earned during the three months ended March 31, 2025, and December 31, 2024.

•The net unrealized loss from operations and financing of $90.0 for the period is mostly related to the remeasurement of the investment in loans receivable and loans payable at fair value as of March 31, 2025. The increase in net unrealized gains from operations and financing recognized during the three months ended December 31, 2024 was driven by the closing of all the investments in loans receivable and loans payable at fair value occurring December 2024 and therefore measured at par for fair market value.
Financial Condition
Investment Activities
As of March 31, 2025, the Company had originated seven CRE loans. The following table details the statistics of the Company's investment in loans receivable portfolio as of March 31, 2025 (amounts in thousands):

Loan Type	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)	Maximum Maturity(3)	Location	Property Type	LTV(4)
Senior Loan	12/10/2024	$25,000	$25,000	$25,012	3.25%	01/01/2030	Castle Rock, CO	Industrial	72%
Senior Loan	12/16/2024	$32,500	$29,139	$29,197	3.25%	01/01/2029	Puyallup, WA	Industrial	49%
Senior Loan	12/30/2024	$40,728	$36,629	$36,665	3.40%	01/01/2030	Olathe, KS	Industrial	73%
Senior Loan	12/30/2024	$12,637	$9,699	$9,704	3.85%	01/01/2030	Greenwood, IN	Industrial	54%
Senior Loan	12/30/2024	$19,139	$17,231	$17,239	3.70%	01/01/2030	Mesa, AZ	Industrial	70%
Senior Loan	12/30/2024	$27,017	$23,467	$23,478	3.85%	01/01/2030	Richmond, CA	Industrial	61%
Senior Loan	2/14/2025	$76,500	$75,000	$75,051	3.25%	03/01/2030	Tempe, AZ	Residential	77%
		$233,521	$216,165	$216,346
(1)Origination date represents the date the loan investment was initially originated or acquired by us.
(2)The cash coupon is expressed as a spread over the relevant floating benchmark rate, which is SOFR.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)LTV represents the loan-to-value ratio as of the Origination Date, which is not updated for subsequent loan modifications or upsizes.
Financing Activities
We finance the majority of our CRE loan portfolio through line of credit and repurchase agreements. The table below summarizes our borrowings as of March 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
GS Repurchase Agreement	6.49%	$250,000	$88,323	$161,677	$161,767	$216,346	12/17/2026	12/17/2031
JPM Line of Credit	6.57%	$150,000	$59,000	$41,000	N/A	N/A	11/25/2025	5/26/2026
(1)Represents weighted average interest rate as of period end. Borrowings under our repurchase agreement carry interest at one-month Term SOFR plus a spread.
(2)Maximum maturity assumes all extension options are exercised. The extensions are subject to satisfaction of certain predefined conditions including compliance with certain financial and administrative covenants as well as payment of applicable extension fees.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business need. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.
The Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. As of March 31, 2025, the Anchor Investors have purchased $25.0 million in our Class A shares.
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of equity and / or debt securities.

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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2025, the Company has established a $250 million loan repurchase facility. The Company has pledged one residential and six industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company has $161.7 million in outstanding debt. Refer to Note 3- “Investment in Loans Receivable” and Note 4 - “Loans Payable” for further information.
As of March 31, 2025 and December 31, 2024, respectively, the company had cash and cash equivalents of $13.9 million and $11.9 million and approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the borrowings outstanding, of $88.3 million and $228.3 million. These amounts do not include $125.0 million and $140.0 million of undrawn capacity under Anchor Investors' equity commitment which represents readily available liquidity as of March 31, 2025 and December 31, 2024, respectively.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents (amounts in thousands):

March 31, 2025	Amounts
Net cash used in operating activities	$(305)
Net cash used in investing activities	(75,512)
Net cash provided by financing activities	77,533
Net increase in cash and cash equivalents	$1,716
Net cash used in operating activities was $(0.3) million and was primarily comprised of financing fees paid and due to adviser expenses incurred during the period, offset by interest income during the period. The due to adviser expenses during the three months ended March 31, 2025, relates to the completion of the Initial Retail Closing of the Offering.
Net cash used in investing activities was $(75.5) million and was related to the loan origination and funding activity during the period.
Net cash provided by financing activities was $77.5 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the Offering during the period.
NAV and NAV Per Share Calculation
For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Adviser and our independent valuation advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.

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
The board of trustees of the Company has delegated to the Adviser the responsibility for monitoring significant events that may materially affect the values of our facilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.
Each share class will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, distributions payable, the management fee and the performance fee. In accordance with the valuation guidelines, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) real estate debt and other investments owned by us and (2) any other assets and liabilities. Because shareholder servicing fees, distributions payable, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.
The monthly NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including distributions payable, accrued management fees, accrued performance fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also includes material non-recurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.
For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through the first anniversary of the Initial Retail Closing, nor (2) operating expenses paid by the Adviser, incurred by us during the period through the first anniversary of the Initial Retail Closing, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. After the first anniversary of the Initial Retail Closing of the Offering, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific distributions, management fees, performance fees and shareholder servicing fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2025 (amounts in thousands, except for share and per share data):

March 31, 2025	Amounts
Cash and cash equivalents	$13,943
Restricted cash	3,904
Loans receivable, at fair value	216,346
Accrued interest receivable	1,439
Loans payable, at fair value	(161,767)
Line of credit, at fair value	(41,000)
Escrow deposits	(3,903)
Due to adviser	(348)
Interest payable	(462)
Income tax payable	(176)
Distributions payable	(303)
Net Asset Value	$27,673
Number of outstanding shares (all classes)	1,312
The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our condensed consolidated balance sheet to our NAV (amounts in thousands):

March 31, 2025	Amounts
Shareholders' equity and redeemable common shares	$24,541
Adjustments:
Organization and offering costs advanced by Adviser(1)	2,444
Operating expenses advanced by Adviser(2)	688
NAV	$27,673
(1)This represents the unamortized amount of organization and offering costs advanced by the Adviser. The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the date of the Initial Retail Closing of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following the first anniversary of the Initial Retail Closing of the Offering.
(2)This represents the unamortized amount of operating costs advanced by the Adviser. The Adviser has agreed to advance certain of the Company’s operating expenses through the first anniversary of the Initial Retail Closing of the Offering. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the Initial Retail Closing of the Offering. Operating expenses incurred after the first anniversary of the Initial Retail Closing of the Offering will be paid by the Company as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2025 (amounts in thousands, except for share and per share data):

March 31, 2025	Class I Shares	Class F-I Shares	Class A Shares	Total
Net asset value	$1	$2,056	$25,616	$27,673
Number of outstanding shares	—	102	1,211	1,312
NAV Per Share as of March 31, 2025	$20.24	$20.25	$21.16

Distributions
Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Shareholders are not entitled to receive a distribution on shares that are repurchased prior to the applicable time of the record date.
Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the distributions-paid deduction and excluding net capital gains.
Beginning January 31, 2025, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid fifteen days after month-end. Each class of our common stock received the same gross distribution per share if then-outstanding, which was $0.1350 per share for the three months ended March 31, 2025. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the three months ended March 31, 2025:

Record Date	Class I Common Shares	Class F-I Common Shares	Class A Common Shares
January 31, 2025	$—	$—	$0.1350
February 28, 2025	—	—	0.1350
March 31, 2025	0.2300	0.2300	0.2300
Totals	$0.2300	$0.2300	$0.5000
The following table summarizes our distributions declared during the three months ended March 31, 2025 (in thousands):

	For the Three Months Ended March 31, 2025

	Amount	%
Distributions
Payable in cash	$303	100.0%
Reinvested in shares	—	—%
Total distributions	$303	100.0%

Sources of Distributions
Cash flow from operating activities*	$303	100.0%
Offering proceeds	—	—%
Total sources of distributions	$303	100.0%

Cash flows from operating activities	$(305)
*As of March 31, 2025, our inception to date cash flows from operating activities funded 100% of our distributions to date.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Developments
Refer to Note 2 — “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.
Subsequent Events
Subsequent to March 31, 2025 through the date of filing, the Company issued the following shares (amounts in thousands, except for share and per share data):

	Shares	Gross Proceeds
Class A Common Shares	1,181,514	$25,000
Class F-I Common Shares	99,232	2,022
Total	1,280,746	$27,022
Subsequent to March 31, 2025 through the date of filing, the Company also issued less than one share under the DRIP.

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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2025.
The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$135	3.91%
-1.00%	$(135)	-3.91%

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

Item 4. Controls and Procedures
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
Item 1A.    Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 3, 2025, we began accepting subscriptions from investors in the Offering. As of May 8, 2025, we have issued 2,392,148 Class A common shares, 200,789 Class F-I common shares and 49 Class I common shares for an aggregate price of $146 million. Shares granted to trustees are not included within these amounts, as they are currently unvested. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class I shares, Class E shares, Class A shares, and Class F-I shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Common shares issued to the Adviser pursuant to the Advisory Agreement are not subject to these repurchase limitations.
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
During the quarter ended March 31, 2025, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
None.
Item 5. Other Information
None.
Item 6. Exhibit List
(a)List of documents filed:
(1)The Financial Statements of the Company. (See Item 1 above.)

(b)Exhibits

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

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Balance Sheet (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Changes in Equity (Unaudited), (iv) Consolidated Statement of Cash Flows (Unaudited), (v) the Notes to Consolidated Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith
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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: May 8, 2025	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)