Form 10-Q
period 2025-06-30
Principal Credit Real Estate Income Trust
filed 2025-08-11
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐     No ☒
As of August 8, 2025, the issuer had the following shares outstanding: 3,809,187 Class A common shares, 223,716 Class F-I common shares, 2,814 Class E common shares, and 50 Class I common shares. There are no outstanding Class T common shares, Class D common shares, or Class S common shares.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through June 30, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through June 30, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through June 30, 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosure	36
Item 5.	Other Information	36
Item 6.	Exhibit List	36
	SIGNATURES	39

iii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$9,319	$11,888
Restricted cash	5,085	4,243
Investment in loans receivable, at fair value	268,760	140,569
Accrued interest receivable	1,407	—
Total assets	$284,571	$156,700
LIABILITIES AND EQUITY
Loans payable, at fair value	$161,566	$21,750
Line of credit, at cost	61,000	119,000
Escrow deposits	5,082	4,243
Due to adviser	4,957	655
Interest payable	488	322
Distributions payable	353	—
Income tax payable	33	176
Total liabilities	233,479	146,146
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	50,797	10,008
Equity
Common shares - Class F-I shares, par value $0.01 per share; 203,413 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	—
Common shares - Class I shares, par value $0.01 per share; 50 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	—	—
Accumulated earnings and cumulative distributions	293	546
Total shareholders' equity	295	546
Total liabilities, redeemable common shares and equity	$284,571	$156,700

See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from May 22, 2024 (Date of Formation) through June 30, 2024
Revenues
Interest income	$4,558	$8,037	$—
Other revenue	500	1,265	—
Total revenue	5,058	9,302	—
Expenses
Interest expense	3,264	6,089	—
General and administrative	627	1,330	—
Financing fees	612	1,510	—
Management fees	88	127	—
Organization costs	—	841	—
Total expenses	4,591	9,897	—
Unrealized gains (losses)
Unrealized loss on loans receivable, at fair value	(250)	(69)	—
Unrealized gain on loans payable, at fair value	201	111	—
Total unrealized gains (losses)	(49)	42	—
Income (loss) before income tax expense	$418	$(553)	$—
Income tax expense	17	17	—
Net income (loss)	$401	$(570)	$—
Net income (loss) per common share, basic	$0.18	$(0.36)	$—
Net income (loss) per common share, diluted	0.18	(0.36)	—
Weighted-average common shares outstanding, basic	2,190,085	1,584,733	50
Weighted-average common shares outstanding, diluted	2,191,401	1,584,733	50

See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at March 31, 2025	$1	$—	$—	$(1,098)	$(1,097)
Common shares issued	1	—	2,075	—	2,076
Offering costs	—	—	(54)	—	(54)
Net loss (net of $369 allocated to redeemable shares)	—	—	—	32	32
Distributions declared to shareholders (net of $810 allocated to redeemable shares)	—	—	—	(76)	(76)
Remeasurement of redeemable common shares	—	—	(2,021)	1,435	(586)
Balance at June 30, 2025	$2	$—	$—	$293	$295

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$546	$546
Common shares issued	2	—	4,155	—	4,157
Offering costs	—	—	(1,657)	—	(1,657)
Net loss (net of $527 allocated to redeemable shares)	—	—	—	(43)	(43)
Distributions declared to shareholders (net of $1,319 allocated to redeemable shares)	—	—	—	(101)	(101)
Remeasurement of redeemable common shares	—	—	(2,498)	(109)	(2,607)
Balance at June 30, 2025	$2	$—	$—	$293	$295

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at May 22, 2024 (Date of Formation)	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—
Offering costs	—	—	—	—	—
Net income	—	—	—	—	—
Distributions declared to shareholders	—	—	—	—	—
Remeasurement of redeemable common shares	—	—	—	—	—
Balance at June 30, 2024	$—	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2025	For the Period from May 22, 2024 (Date of Formation) through June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(570)	$—
Adjustments to reconcile net loss to net cash provided by operating activities
Unrealized loss on loans receivable	69	—
Unrealized gain on loans payable	(111)	—
Financing fees paid	1,244	—
Amortization of restricted shares	28	—
Interest income paid in kind	(1,560)	—
Change in assets and liabilities
Increase in interest receivable	(1,407)	—
Increase in due to adviser	2,645	—
Increase in interest payable	166	—
Decrease in income tax payable	(143)	—
Net cash provided by operating activities	361	—
CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activity	(126,700)	—
Net increase in escrow deposits	839	—
Net cash used in investing activities	(125,861)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	120,000	—
Repayments of line of credit	(178,000)	—
Borrowings under loans payable	139,927	—
Financing fees paid	(1,244)	—
Proceeds from issuance of redeemable common shares	40,000	1
Contributions received from common shares issued	4,157	—
Distributions paid to shareholders	(1,067)	—
Net cash provided by financing activities	123,773	1
Net change in cash and cash equivalents and restricted cash	(1,727)	1
Cash and cash equivalents and restricted cash, beginning of period	16,131	—
Cash and cash equivalents and restricted cash, end of period	$14,404	$1
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	9,319	1
Restricted cash, end of period	5,085	—
Cash and cash equivalents and restricted cash, end of period	$14,404	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,869	$—
Cash paid for income taxes	$160	$—
Non-cash financing activities:
Accrued offering costs due to adviser	$1,657	$—
Distributions payable	$353	$—

See accompanying notes to condensed consolidated financial statements.

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
2.Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.
Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025.

The Company’s results of operations for the three and six months ended June 30, 2025 and for the period from May 22, 2024 (Date of Formation) through June 30, 2024, are not necessarily indicative of the results to be expected for the full year or any other future period. From May 22, 2024 (Date of Formation) through June 30, 2024, the Company had not commenced its principal operations. On November 26, 2024, the Company commenced its continuous, blind pool private offering of an unlimited number of its common shares.

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
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statements of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Condensed Consolidated Statements of Operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, the instrument is reported at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.
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
Share-based Payments
The Company recognizes the cost of share-based compensation within general and administrative expenses on the Condensed Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the net asset value ("NAV") on the grant date. On November 11, 2024, the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV per share of $20 per share that vest one year from the date of grant. For the three and six months ended June 30, 2025, the Company recognized compensation expense of $14.0 and $28.0, respectively. None of the shares granted to the trustees have vested as of June 30, 2025.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of June 30, 2025, the Company’s assets included eight CRE Debt Investments. Refer to Note 3- “Investment in Loans Receivable” for additional information.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the origination and servicing of commercial mortgage loans. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Head of Investment Production, and the Company’s Portfolio Managers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. The CODM does not regularly review asset information. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year ending December 31, 2024. The impact to the Company was primarily including disclosure around identifying the title and position of the Company’s CODM. The Company has one reportable segment and the required disclosure updates have been reflected in the Segment Reporting section elsewhere in Note 2.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for the Company’s fiscal year ending December 31, 2025. The guidance will not have a material impact on the Company’s notes to the condensed consolidated financial statements. Any required disclosure will be reflected in the Income Taxes section elsewhere in Note 2.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to condensed consolidated financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will have the election to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s condensed consolidated financial statements.

3.Investments in Loans Receivable
As of June 30, 2025, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)	Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,009	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,534	$29,552	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$37,916	$37,916	Term SOFR + 3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$10,002	$9,995	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,446	$17,434	Term SOFR + 3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,871	$23,854	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	$75,060	$75,000	Term SOFR + 3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,000	Term SOFR + 3.35%	Monthly; I/O	7/1/2027
			$268,829	$268,760
(1) Term Secured Overnight Financing Rate ("SOFR") for the Company’s loan portfolio ranged from 4.31% to 4.33% as of June 30, 2025.
As of December 31, 2024, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)	Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,000	$29,000	Term SOFR + 3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,324	$36,324	Term SOFR + 3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,547	$9,547	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,231	Term SOFR + 3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,467	Term SOFR + 3.85%	Monthly; I/O	1/1/2027
			$140,569	$140,569
(1) Term SOFR for the Company’s loan portfolio ranged from 4.34% to 4.48% as of December 31, 2024.

4.Debt
The following table presents the value of loans payable, at fair value, as of June 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.48%	$250,000	$88,323	$161,677	$161,566	$218,760	12/17/2026	12/17/2031
The following table presents the value of lines of credit, at cost, as of June 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.57%	$150,000	$29,000	$61,000	N/A	N/A	11/25/2025	5/26/2026
The following table presents the value of loans payable, at fair value, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.47%	$250,000	$228,250	$21,750	$21,750	$29,000	12/17/2026	12/17/2031
The following table presents the value of lines of credit, at cost, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.84%	$150,000	$7,000	$119,000	N/A	N/A	11/25/2025	5/26/2026
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions. The Company has borrowed $161.7 million and $21.8 million under the terms of the GS Repurchase Agreement as of June 30, 2025 and December 31, 2024, respectively.
Advances under the GS Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the GS Repurchase Agreement) for a one-month period plus a margin as agreed upon by Goldman and the Company for each transaction. Interest is paid monthly. The stated termination date of the GS Facility is December 17, 2031, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.

In connection with the GS Repurchase Agreement, the Company provided a Guaranty (the “GS Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the GS Repurchase Agreement. The GS Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the GS Guaranty.
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants.
Citibank, N.A.
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of June 30, 2025, the Company had no borrowings under the Citi Facility.

Advances under the Citi Facility accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Citi Repurchase Agreement) for a one-month period plus a margin as agreed upon by Citibank and the Company for each transaction. Interest is paid monthly. The stated termination date of the Citi Facility is June 27, 2027, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.

In connection with the Citi Repurchase Agreement, the Company provided a Guaranty (the “Citi Guaranty”), under which the Company guarantees up to a maximum liability of 25% of the then outstanding obligations of the special purpose (indirect) subsidiaries wholly-owned by the Company under the Citi Repurchase Agreement. The Citi Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the Citi Guaranty.

The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2025, the Citi Facility did not have any borrowings to require covenant compliance measurement.

Line of Credit
On November 26, 2024, the Company entered into a subscription credit agreement (“JPM Subscription Line”), which provides for a maximum line of credit of $100.0 million, with ability to increase the maximum amount up to $150.0 million, and a maturity date of November 25, 2025, which may be extended upon the Company’s request to May 26, 2026, subject to the consent of JPM and other customary conditions. The Company exercised a temporary upsize to $126.0 million effective December 6, 2024, which was then reduced to $100.0 million effective February 4, 2025. The Company reduced the maximum line of credit to $90.0 million on May 1, 2025. Borrowings under the JPM Subscription Line bear interest at a variable rate and are secured by outstanding capital commitments of the Anchor Investors (as defined below). Advances under the JPM Subscription Line generally bear interest at a rate per annum equal to one-month Term SOFR plus 2.15% plus a spread adjustment of 0.10%. The Company pays a commitment fee on a quarterly basis to JPM on the daily unused amount of its commitment at a rate per annum of 0.35% when the aggregate principal unused portion of the JPM Subscription Line is greater than 50% or 0.25% when the aggregate principal unused portion of the JPM Subscription Line is equal to or less than 50%. The balances outstanding under the JPM Subscription Line were $61.0 million and $119.0 million, with effective interest rates of 6.57% and 6.84% as of June 30, 2025 and December 31, 2024, respectively.
5.Commitments and Contingencies
As of June 30, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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
On May 1, 2025, in connection with the Anchor Investment, the Company issued an aggregate of 1,181,514 of its Class A common shares to the Anchor Investors at a price per share of $21.16 for an aggregate purchase price of $25.0 million.

Each of the offers and sales of the shares described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
The following tables summarize the changes in the Company’s outstanding redeemable common shares for the periods set forth below (amounts in thousands except share and per share data):

Redeemable Common Shares
Balance at March 31, 2025	1,210,634
Issuance of redeemable common shares	1,181,514
Balance at June 30, 2025	2,392,148

Balance at March 31, 2025	$25,638
Proceeds from issuance of redeemable common shares	25,000
Amortization of share grants	14
Allocation of net gain	369
Distributions declared to shareholders	(810)
Remeasurement of redeemable common shares	586
Balance at June 30, 2025	$50,797

Redeemable Common Shares
Balance at December 31, 2024	500,000
Issuance of redeemable common shares	1,892,148
Balance at June 30, 2025	2,392,148

Balance at December 31, 2024	$10,008
Proceeds from issuance of redeemable common shares	40,000
Amortization of share grants	28
Allocation of net loss	(527)
Distributions declared to shareholders	(1,319)
Remeasurement of redeemable common shares	2,607
Balance at June 30, 2025	$50,797

Redeemable Common Shares
Balance at May 22, 2024 (Date of Formation)	—
Issuance of redeemable common shares	50
Balance at June 30, 2024	50

Balance at May 22, 2024 (Date of Formation)	$—
Proceeds from issuance of redeemable common shares	1
Amortization of share grants	—
Allocation of net loss	—
Distributions declared to shareholders	—
Remeasurement of redeemable common shares	—
Balance at June 30, 2024	$1
As of June 30, 2025 and December 31, 2024, Class A shares held by Anchor Investors and Class E shares held by non-employee trustees are classified in mezzanine equity because such holders may request repurchase of these Class A and Class E shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).
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
The Company compensates each of its non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75.0, plus an additional cash annual retainer of $15.0 for the chairperson of the Audit Committee. The Company pays in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of the Company's common shares offered in its continuous private, blind pool offering (the "Offering"). On November 11, 2024, in connection with the board of trustees meeting, the Company issued an aggregate of 2,814 of its Class E common shares to the non-employee trustees at a price per share of $20.00 for an aggregated price of $56.3. These will vest over a one year period. For the three and six months ended June 30, 2025, the Company incurred $14.0 and $28.0 of stock compensation expenses, respectively. The Company did not incur any stock compensation expenses for the period from May 22, 2024 (Date of Formation) through June 30, 2024.
The Class A and Class E shares are classified as redeemable common shares on the Company's Condensed Consolidated Balance Sheets.

The following table summarizes the distributions declared for redeemable common shares for the periods set forth below:

	Redeemable Common Shares
	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from May 22, 2024 (Date of Formation) through June 30, 2024
Aggregate gross distributions declared per common share	$0.4050	$0.9050	$—
Shareholder servicing fee per common share	—	—	—
Net distributions declared per common share	$0.4050	$0.9050	$—
7.Shareholders’ Equity (Deficit)
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
The following table summarizes the movement of and proceeds received from the Company’s outstanding common shares during the three and six months ended June 30, 2025 (amounts in thousands except share and per share data):

	Class I Common Shares	Class F-I Common Shares	Total
Shares outstanding as of March 31, 2025	49	101,557	101,606
Common shares issued	1	101,856	101,857
Shares outstanding as of June 30, 2025	50	203,413	203,463

Proceeds from issuance of common shares	$—	$2,076	$2,076

	Class I Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—
Common shares issued	50	203,413	203,463
Shares outstanding as of June 30, 2025	50	203,413	203,463

Proceeds from issuance of common shares	$1	$4,156	$4,157
As of June 30, 2025, no Class D, Class S, or Class T shares have been issued.

Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations (which is presently expected to commence in the quarterly repurchase period ending June 30, 2025, which is the first full calendar quarter following the Initial Retail Closing of the continuous private offering). The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). We did not receive any shareholder repurchase requests for the three months ended June 30, 2025.
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
Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class I Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.4050	$0.6350	$0.6350
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.4050	$0.4050	$0.6350	$0.6350

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
Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.
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

Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investment in loans receivable, at fair value	$—	$—	$268,760	$—	$—	$140,569
Total	$—	$—	$268,760	$—	$—	$140,569
Financial Liabilities:
Loans payable, at fair value	$—	$—	$(161,566)	$—	$—	$(21,750)
Total	$—	$—	$(161,566)	$—	$—	$(21,750)
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the six months ended June 30, 2025 (amounts in thousands):

Balance as of December 31, 2024	$140,569
Loan originations and funding	126,700
Interest income paid in kind	1,560
Unrealized loss	(69)
Balance as of June 30, 2025	$268,760
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the six months ended June 30, 2025 (amounts in thousands):

Balance as of December 31, 2024	$(21,750)
Borrowings under repurchase agreement	(139,927)
Unrealized gain	111
Balance as of June 30, 2025	$(161,566)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investment in loans receivable, at fair value	$268,760	Discounted Cash Flow	Discount Rate	3.39%
Financial Liabilities:
Loans payable, at fair value	$(161,566)	Discounted Cash Flow	Discount Rate	2.17%

	December 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investment in loans receivable, at fair value	$140,569	Discounted Cash Flow	Discount Rate	3.48%
Financial Liabilities:
Loans payable, at fair value	$(21,750)	Discounted Cash Flow	Discount Rate	2.10%
*The preceding tables show discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Principal Life, an Anchor Investor, intends to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $25.0 million and $5.0 million of Class A shares in connection with this commitment as of June 30, 2025 and December 31, 2024, respectively.

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
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares and Class F-I shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three and six months ended June 30, 2025, the Company incurred $88.0 and $127.0 of management fees, respectively. The Company did not incur any management fees for the period from May 22, 2024 (Date of Formation) through June 30, 2024.
Performance Fee
In addition, the Adviser is entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the “Applicable Quarterly Hurdle Rate,” which is expressed as a rate of return on average adjusted capital, equal to (x) the 90 days average of the Secured Overnight Financing Rate (“90 days Average SOFR”) as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the DRIP) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any calendar quarter exceed the Applicable Quarterly Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Applicable Quarterly Hurdle Rate, until the Company’s Core Earnings for such quarter equal the result of (i) the Applicable Quarterly Hurdle Rate, divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company does not pay the Adviser a performance fee with respect to the Class E shares or Class A shares.
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the three and six months ended June 30, 2025, and for the period from May 22, 2024 (Date of Formation) through June 30, 2024, there was no performance fee accrued.

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
The following table details the components of due to the Adviser and its affiliates (amounts in thousands):

	June 30, 2025	December 31, 2024
Accrued offering costs	$1,657	$—
Accrued organizational costs	842	—
Accrued operational costs	1,454	—
Accrued loan financing fees	916	650
Accrued management fees	88	5
Total Due to adviser	$4,957	$655
Accrued operating costs
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through March 3, 2026, the first anniversary of the initial retail closing of the Offering that includes non-Anchor Investors (the “Initial Retail Closing”). The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following March 3, 2026. Operating expenses incurred after March 3, 2026 will be paid by the Company as incurred. The Adviser had incurred operating costs on the Company’s behalf of $1.5 million and $0.4 million through June 30, 2025 and December 31, 2024, respectively. Such costs are recorded as a component of Due to adviser on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the condensed consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.
Accrued organization and offering costs
The Adviser has agreed to advance organization and offering expenses associated with the Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through March 3, 2026, the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date. The Adviser had incurred $0.8 million and $0.7 million of organization and $1.7 million and $1.4 million of offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through June 30, 2025 and December 31, 2024, respectively. Such costs are recorded as a component of Due to adviser on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the condensed consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.

Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, and Class D shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. As of June 30, 2025 and December 31, 2024, there were no accrued shareholder servicing fees.
10.Net Income (Loss) Per Share
Net income (loss) per common share for the three and six month periods ended June 30, 2025 is computed as follows (amounts in thousands, except for share and per share data):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Basic:
Net gain (loss) attributable to Principal Credit Real Estate Income Trust	$401	$(570)
Weighted-average shares of common stock outstanding, basic	2,190,085	1,584,733
Basic net gain (loss) per common share	$0.18	$(0.36)
Diluted:
Net gain (loss) attributable to Principal Credit Real Estate Income Trust	$401	$(570)
Weighted-average shares of common stock outstanding, diluted	2,191,401	1,584,733
Diluted net gain (loss) per common share	$0.18	$(0.36)
For the three and six months ended June 30, 2025, unvested Class E common shares awarded to the Company’s independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares for the six months ended June 30, 2025. Net income (loss) per common share is not shown for the period from May 22, 2024 (Date of Formation) through June 30, 2024, as operations had not yet commenced.
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
12.Subsequent Events
Subsequent to June 30, 2025 through the date hereof, the Company issued the following shares (amounts in thousands, except for share data):

	Shares	Gross Proceeds
Class A Common Shares	1,417,039	$30,000
Class F-I Common Shares	20,215	411
Total	1,437,254	$30,411

Subsequent to June 30, 2025 through the date hereof, the Company also issued 88 Class F-I Common Shares pursuant to its DRIP for gross proceeds of $2 (amounts in thousands, except for share data).

Share Repurchase Plan

Effective as of August 8, 2025, the board of trustees adopted an amended share repurchase plan (the “Share Repurchase Plan”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Second Amended and Restated Dealer Manager Agreement

On August 8, 2025, the Company and Principal Funds Distributor, Inc. entered into the Second Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary descriptions of the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement, copies of which are included as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Third Amended and Restated Declaration of Trust

On August 8, 2025, the Company adopted the Third Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class F-S shares. The foregoing summary description of the Amended Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Advisory Agreement

On August 8, 2025, the Company and the Adviser entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary description of the Amended Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Advisory Agreement, a copy of which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Distribution Reinvestment Plan

In addition, effective as of August 8, 2025, the Board adopted an amended distribution reinvestment plan (the “DRP”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
Our investment strategy will be focused on originating, acquiring, financing managing and disposing of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments“), diversified across both geography and asset class. To a lesser extent, the Company may invest in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. Our CRE Debt Investments are expected to be primarily secured by properties in the U.S. and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.

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
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. For the year ending December 31, 2025, the Company intends to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
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
Q2 2025 Highlights
Fundraising and Distributions
•During the three months ended June 30, 2025, pursuant to the Offering, the Company sold an aggregate of 1,283,204 of its common shares for aggregate net consideration of approximately $27.1 million, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, during the three months ended June 30, 2025, the Company issued 168 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the three months ended June 30, 2025, the Company declared aggregate distributions of $0.405 per Class A share, $0.405 per Class I share and $0.405 per Class F-I share. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On June 13, 2025, the Company originated a $50.0 million floating rate first mortgage loan collateralized by a multifamily residential asset in Nashville, TN. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
Financings
•The Company did not borrow any additional proceeds under the terms of the Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”) for the three months ended June 30, 2025. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250 million. As of June 30, 2025 and December 31, 2024, the Company borrowed $161.7 million and $21.8 million, respectively, under the terms of the GS Repurchase Agreement. On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions.

•On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of June 30, 2025, the Company had no borrowings under the Citi Facility.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and March 31, 2025 (amounts in thousands, except for per share data):

	For the Three Months Ended June 30, 2025	For the Three Months Ended March 31, 2025
Revenues
Interest income	$4,558	$3,479
Other revenue	500	765
Total revenue	5,058	4,244
Expenses
Interest expense	3,264	2,825
General and administrative	627	703
Financing fees	612	898
Management fees	88	39
Organization costs	—	841
Total expenses	4,591	5,306
Unrealized gains (losses)
Unrealized loss on loans receivable, at fair value	(250)	181
Unrealized gain on loans payable, at fair value	201	(90)
Total unrealized gains (losses)	(49)	91
Income (loss) before income tax expense	$418	$(971)
Income tax expense	17	17
Net income (loss)	$401	$(971)
Net income (loss) per common share, basic	$0.18	$(1.00)
Net income (loss) per common share, diluted	$0.18	$(1.00)
•During the three months ended June 30, 2025, revenues totaled $5.1 million, and consisted of interest income of $4.6 million and other revenue of $0.5 million (predominantly origination fees). The increase from the $4.2 million in total revenue recognized during the three months ended March 31, 2025 was due to origination fee income recognized in June on one loan and a full quarter of interest income on the February loan closing.
•During the three months ended June 30, 2025, interest expense and financing fees were $3.3 million and $0.6 million, respectively, and $2.8 million and $0.9 million, respectively, for the three months ended March 31, 2025. Interest expense and financing fees were incurred in financing the mortgage loan assets originated in February 2025 and June 2025. The increase in interest expense during the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 is due to additional loan production, which results in additional loans being placed on the GS Facility. The decrease in financing fees during the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 is due to fewer loans being placed on the GS Facility than in the prior quarter, and is partially offset by $0.4 million of accrued expenses associated with the closing of the Citi Facility in the current quarter.
•During the three months ended June 30, 2025, general and administrative fees were approximately $0.6 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Adviser in March 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the Initial Retail Closing of the Offering.

•Management fees and performance fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2025 and March 31, 2025, management fees were $88.0 and $39.0, respectively. No performance fees were earned during the three months ended June 30, 2025 and March 31, 2025.
•During the three months ended June 30, 2025 and March 31, 2025, organizational costs were $0.0 million and $0.8 million, respectively. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Adviser in March 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. The Company began recognizing organizational costs incurred by the Adviser on March 1, 2025, the date of the Initial Retail Closing of the Offering.

Financial Condition
Investment Activities
As of June 30, 2025, the Company had originated eight CRE Debt Investments. The following table details the statistics of the Company's investment in loans receivable portfolio as of June 30, 2025 (amounts in thousands):

Loan Type	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)	Maximum Maturity(3)	Location	Property Type	LTV(4)
Senior Loan	12/10/2024	$25,000	$25,000	$25,009	3.25%	01/01/2030	Castle Rock, CO	Industrial	72%
Senior Loan	12/16/2024	$32,500	$29,534	$29,552	3.25%	01/01/2029	Puyallup, WA	Industrial	49%
Senior Loan	12/30/2024	$40,728	$37,916	$37,916	3.40%	01/01/2030	Olathe, KS	Industrial	76%
Senior Loan	12/30/2024	$12,637	$10,002	$9,995	3.85%	01/01/2030	Greenwood, IN	Industrial	55%
Senior Loan	12/30/2024	$19,139	$17,446	$17,434	3.70%	01/01/2030	Mesa, AZ	Industrial	71%
Senior Loan	12/30/2024	$27,017	$23,871	$23,854	3.85%	01/01/2030	Richmond, CA	Industrial	62%
Senior Loan	2/14/2025	$76,500	$75,060	$75,000	3.25%	03/01/2030	Tempe, AZ	Residential	77%
Senior Loan	6/13/2025	$50,000	$50,000	$50,000	3.35%	07/01/2030	Spring Hill, TN	Residential	65%
		$283,521	$268,829	$268,760

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
Financing Activities
We finance the majority of our CRE Debt Investments portfolio through line of credit and repurchase agreements. The table below summarizes our borrowings as of June 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date(2)
GS Repurchase Agreement	6.48%	$250,000	$88,323	$161,677	$161,566	$218,760	12/17/2026	12/17/2031
JPM Line of Credit	6.57%	$150,000	$29,000	$61,000	N/A	N/A	11/25/2025	5/26/2026
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

The Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. As of June 30, 2025, the Anchor Investors have purchased $50.0 million in our Class A shares.
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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2025, the Company had established loan repurchase facilities with Goldman and Citibank for $250 million and $250 million, respectively. The Company has pledged one residential and six industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $161.7 million and $0.0 million in outstanding debt with Goldman and Citibank, respectively, as of June 30, 2025. Refer to Note 3 - “Investment in Loans Receivable” and Note 4 - “Debt” for further information.
As of June 30, 2025 and December 31, 2024, respectively, the Company had cash and cash equivalents of $9.3 million and $11.9 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $338.3 million and $228.3 million. These amounts do not include $100.0 million and $140.0 million of undrawn capacity under Anchor Investors' equity commitment which represents readily available liquidity as of June 30, 2025 and December 31, 2024, respectively.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash, for the six months ended June 30, 2025 (amounts in thousands):

Amounts
Net cash provided by operating activities	$361
Net cash used in investing activities	(125,861)
Net cash provided by financing activities	123,773
Net decrease in cash and cash equivalents and restricted cash	$(1,727)
Net cash provided by operating activities was $0.4 million and was primarily comprised of financing fees paid, including costs in setting up the Citi Facility and due to adviser expenses incurred during the period, offset by increases in interest income receivables and paid-in-kind interest income during the period.
Net cash used in investing activities was $(125.9) million and was related to the loan origination and funding activity during the period.
Net cash provided by financing activities was $123.8 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the Offering during the period.

NAV and NAV Per Share Calculation
For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Adviser and our independent valuation advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 (amounts in thousands, except for share data):

June 30, 2025	Amounts
Cash and cash equivalents	$9,319
Restricted cash	5,085
Loans receivable, at fair value	268,760
Accrued interest receivable	1,407
Loans payable, at fair value	(161,566)
Line of credit, at cost	(61,000)
Escrow deposits	(5,082)
Due to adviser	(1,145)
Interest payable	(488)
Distributions payable	(353)
Income tax payable	(33)
Net Asset Value	$54,904
Number of outstanding shares (all classes)	2,595

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheets to our NAV as of June 30, 2025 (amounts in thousands):

June 30, 2025	Amounts
Shareholders' equity and redeemable common shares	$51,092
Adjustments:
Organization and offering costs advanced by Adviser(1)	2,499
Operating expenses advanced by Adviser(2)	1,313
NAV	$54,904
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
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2025 (amounts in thousands, except for share and per share data):

	Class I Shares	Class F-I Shares	Class A Shares	Total
Net asset value	$1	$4,142	$50,761	$54,904
Number of outstanding shares	50	203,413	2,392,148	2,595,611
NAV Per Share as of June 30, 2025	$20.26	$20.36	$21.22

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
Beginning January 31, 2025, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid twenty days after month-end. Each class of our common stock received the same gross distribution per share if then-outstanding. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the six months ended June 30, 2025:

Record Date	Class I Common Shares	Class F-I Common Shares	Class A Common Shares
January 31, 2025	$—	$—	$0.1350
February 28, 2025	—	—	0.1350
March 31, 2025	0.2300	0.2300	0.2300
April 30, 2025	0.1350	0.1350	0.1350
May 31, 2025	0.1350	0.1350	0.1350
June 30, 2025	0.1350	0.1350	0.1350
Totals	$0.6350	$0.6350	$0.9050

The following table summarizes our distributions declared during the six months ended June 30, 2025 (in thousands):

	For the Six Months Ended June 30, 2025
	Amount	%
Distributions
Payable in cash	$1,420	99.9%
Reinvested in shares	2	0.1%
Total distributions	$1,422	100.0%

Sources of Distributions
Cash flow from operating activities(1)	$1,420	100.0%
Offering proceeds	—	—%
Total sources of distributions	$1,420	100.0%

Cash flows from operating activities	$361
(1) As of June 30, 2025, our inception to date cash flows from operating activities funded 100% of our distributions to date.
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
Subsequent Events
Subsequent to June 30, 2025 through the date hereof, the Company issued the following shares (amounts in thousands, except for share data):

	Shares	Gross Proceeds
Class A Common Shares	1,417,039	$30,000
Class F-I Common Shares	20,215	411
Total	1,437,254	$30,411

Subsequent to June 30, 2025 through the date hereof, the Company also issued 88 Class F-I Common Shares pursuant to its DRIP for gross proceeds of $2 (amounts in thousands, except for share data).

Share Repurchase Plan

Effective as of August 8, 2025, the board of trustees adopted an amended share repurchase plan (the “Share Repurchase Plan”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Second Amended and Restated Dealer Manager Agreement

On August 8, 2025, the Company and Principal Funds Distributor, Inc. entered into the Second Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary descriptions of the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement, copies of which are included as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Third Amended and Restated Declaration of Trust

On August 8, 2025, the Company adopted the Third Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class F-S shares. The foregoing summary description of the Amended Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Advisory Agreement

On August 8, 2025, the Company and the Adviser entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary description of the Amended Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Advisory Agreement, a copy of which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Distribution Reinvestment Plan

In addition, effective as of August 8, 2025, the Board adopted an amended distribution reinvestment plan (the “DRP”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2025.
The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$462	7.36%
-1.00%	$(462)	-7.36%

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 3, 2025, we began accepting subscriptions from investors in the Offering. As of August 8, 2025, we have issued 3,809,187 Class A common shares, 223,716 Class F-I common shares and 50 Class I common shares, including shares issued pursuant to our DRIP, for an aggregate price of $85 million. Shares granted to trustees are not included within these amounts. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
During the quarter ended June 30, 2025, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
None.
Item 5. Other Information
Share Repurchase Plan and Distribution Reinvestment Plan

Effective as of August 8, 2025, the board of trustees adopted an amended share repurchase plan (the “Share Repurchase Plan”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Share Repurchase Plan, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. In addition, effective as of August 8, 2025, the Board adopted an amended distribution reinvestment plan (the “DRP”) to reflect the designation of the new Class F-S shares of the Company. The foregoing description of each of the DRP does not purport to be complete and is qualified in its entirety by reference to the DRP, a copy of which is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement

On August 8, 2025, the Company and Principal Funds Distributor, Inc. entered into the Second Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary descriptions of the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement do not purport to be complete and are qualified in their entirety by reference to the Amended Dealer Manager Agreement and the Form of Participating Broker-Dealer Agreement, copies of which are included as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Third Amended and Restated Declaration of Trust

On August 8, 2025, the Company adopted the Third Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class F-S shares. The foregoing summary description of the Amended Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Advisory Agreement

On August 8, 2025, the Company and the Adviser entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to make certain updates to reflect the designation of the new Class F-S shares of the Company. The foregoing summary description of the Amended Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Advisory Agreement, a copy of which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibit List
(a)List of documents filed:
(1)The Financial Statements of the Company. (See Item 1 above.)
(b)Exhibits

3.1	Certificate of Trust of the Company, dated May 22, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
3.2*	Third Amended and Restated Declaration of Trust of the Company, dated August 8, 2025
3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
4.1*	Share Repurchase Plan dated as of August 8, 2025
4.2*	Distribution Reinvestment Plan dated as of August 8, 2025
10.1*	Master Repurchase Agreement and Securities Contract, dated as of June 27, 2025, by and between PCREDIT Levered B, LLC and Citibank, N.A.
10.2*	Guaranty, dated as of June 27, 2025, by Principal Credit Real Estate Income Trust for the benefit of Citibank, N.A.
10.3*	Second Amended and Restated Dealer Manager Agreement dated as of August 8, 2025, by and between Principal Credit Real Estate Income Trust and Principal Funds Distributor, Inc.
10.4*
Form of Participating Broker-Dealer Agreement between Principal Funds Distributor Inc. and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.3 hereof)

10.5*	Second Amended and Restated Advisory Agreement dated as of August 8, 2025, by and between Principal Credit Real Estate Income Trust and Principal Real Estate Investors, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: August 8, 2025	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)