Form 10-Q
period 2025-09-30
Principal Credit Real Estate Income Trust
filed 2025-11-10
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐     No ☒
As of November 10, 2025, the issuer had the following shares outstanding: 4,748,759 Class A common shares, 361,160 Class F-I common shares, 2,814 Class E common shares, and 10,132 Class I common shares. There are no outstanding Class T common shares, Class D common shares, Class F-S or Class S common shares.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2025 and 2024 and the Nine Months Ended September 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2025 and 2024 and the Nine Months Ended September 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from May 22, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosure	35
Item 5.	Other Information	35
Item 6.	Exhibit List	36
	SIGNATURES	37

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$9,748	$11,888
Restricted cash	11,361	4,243
Investments in loans receivable, at fair value	376,028	140,569
Accrued interest receivable	2,371	—
Total assets	$399,508	$156,700
LIABILITIES AND EQUITY
Loans payable, at fair value	$277,252	$21,750
Escrow deposits	11,357	4,243
Due to adviser	5,316	655
Line of credit, at cost	2,000	119,000
Interest payable	756	322
Distributions payable	677	—
Income tax payable	—	176
Total liabilities	297,358	146,146
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	101,691	10,008
Equity
Common shares - Class F-I shares, par value $0.01 per share; 235,397 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Common shares - Class I shares, par value $0.01 per share; 51 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,581	—
Accumulated earnings and cumulative distributions	(1,124)	546
Total shareholders' equity	459	546
Total liabilities, redeemable common shares and equity	$399,508	$156,700

See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from May 22, 2024 (Date of Formation) through September 30, 2024
Revenues
Interest income	$6,966	$—	$15,003	$—
Other revenue	1,041	—	2,306	—
Total revenue	8,007	—	17,309	—
Expenses
Interest expense	4,400	—	10,489	—
General and administrative	540	—	1,870	—
Financing fees	351	—	1,861	—
Management fees	176	—	303	—
Organization costs	—	—	841	—
Performance fees	16	—	16	—
Total expenses	5,483	—	15,380	—
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	288	—	219	—
Unrealized gain (loss) on loans payable	(111)	—	—	—
Total unrealized gains (losses)	177	—	219	—
Income (loss) before income tax expense (benefit)	$2,701	$—	$2,148	$—
Income tax expense (benefit)	(17)	—	—	—
Net income (loss)	$2,718	$—	$2,148	$—
Net income (loss) per common share, basic	$0.63	$(5.72)	$0.86	$(7.73)
Net income (loss) per common share, diluted	0.63	(5.72)	0.86	$(7.73)
Weighted-average common shares outstanding, basic	4,328,453	50	2,509,357	37
Weighted-average common shares outstanding, diluted	4,330,472	50	2,510,679	37

See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at June 30, 2025	$2	$—	$—	$293	$295
Common shares issued	—	—	651	—	651
Offering costs	—	—	—	—	—
Net income (net of $2,578 allocated to redeemable shares)	—	—	—	140	140
Distributions declared to shareholders (net of $2,203 allocated to redeemable shares)	—	—	—	(122)	(122)
Remeasurement of redeemable common shares	—	—	930	(1,435)	(505)
Balance at September 30, 2025	$2	$—	$1,581	$(1,124)	$459

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at June 30, 2024	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—
Offering costs	—	—	—	—	—
Net Income (net of $0 allocated to redeemable shares)	—	—	—	—	—
Distributions declared to shareholders (net of $0 allocated to redeemable shares)	—	—	—	—	—
Remeasurement of redeemable common shares	—	—	—	—	—
Balance at September 30, 2024	$—	$—	$—	$—	$—

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$546	$546
Common shares issued	2	—	4,806	—	4,808
Offering costs	—	—	(1,657)	—	(1,657)
Net income (net of $2,051 allocated to redeemable shares)	—	—	—	97	97
Distributions declared to shareholders (net of $3,522 allocated to redeemable shares)	—	—	—	(223)	(223)
Remeasurement of redeemable common shares	—	—	(1,568)	(1,544)	(3,112)
Balance at September 30, 2025	$2	$—	$1,581	$(1,124)	$459

	Par Value			Accumulated Earnings (Deficit) and Cumulative Distributions
	Common Shares Class F-I	Common Shares Class I	Additional Paid-in Capital		Total Shareholders' Equity (Deficit)
Balance at May 22, 2024 (Date of Formation)	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—
Offering costs	—	—	—	—	—
Net Income (net of $0 allocated to redeemable shares)	—	—	—	—	—
Distributions declared to shareholders (net of $0 allocated to redeemable shares)	—	—	—	—	—
Remeasurement of redeemable common shares	—	—	—	—	—
Balance at September 30, 2024	$—	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2025	For the Period from May 22, 2024 (Date of Formation) through September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,148	$—
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on loans receivable	(219)	—
Unrealized loss on loans payable	—	—
Financing fees paid	1,871	—
Amortization of restricted shares	42	—
Interest income paid in kind	(2,711)	—
Change in assets and liabilities
Increase in interest receivable	(2,371)	—
Increase in due to adviser	3,004	—
Increase in interest payable	434	—
Decrease in income tax payable	(176)	—
Net cash provided by operating activities	2,022	—
CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activity	(232,529)	—
Net increase in escrow deposits	7,114	—
Net cash used in investing activities	(225,415)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	219,000	—
Repayments of line of credit	(336,000)	—
Borrowings under loans payable	255,502	—
Financing fees paid	(1,871)	—
Proceeds from issuance of redeemable common shares	90,000	1
Contributions received from common shares issued	4,795	—
Distributions paid to shareholders	(3,055)	—
Net cash provided by financing activities	228,371	1
Net change in cash and cash equivalents and restricted cash	4,978	1
Cash and cash equivalents and restricted cash, beginning of period	16,131	—
Cash and cash equivalents and restricted cash, end of period	$21,109	$1
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	9,748	1
Restricted cash, end of period	11,361	—
Cash and cash equivalents and restricted cash, end of period	$21,109	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,921	$—
Cash paid for income taxes	$—	$—
Non-cash financing activities:
Accrued offering costs due to adviser	$1,657	$—
Distributions payable	$677	$—
Distribution reinvestment	$13	$—

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
Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025.

The Company’s results of operations for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and for the period from May 22, 2024 (Date of Formation) through September 30, 2024, are not necessarily indicative of the results to be expected for the full year or any other future period. From May 22, 2024 (Date of Formation) through September 30, 2024, the Company had not commenced its principal operations. On November 26, 2024, the Company commenced its continuous, blind pool private offering of an unlimited number of its common shares.

Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE Debt Investments, real estate-related debt securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in investments in loans receivable, at fair value and loans payable, at fair value on the Condensed Consolidated Balance Sheets. The fair value election is made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option election is made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statements of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Condensed Consolidated Statements of Operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, the instrument is reported at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
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
Share-based Payments
The Company recognizes the cost of share-based compensation within general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the net asset value (“NAV”) on the grant date. On November 11, 2024, the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV of $20 per share that vest one year from the date of grant. For the three and nine months ended September 30, 2025, the Company recognized compensation expense of $14.2 and $41.9, respectively. None of the shares granted to the trustees have vested as of September 30, 2025.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of September 30, 2025, the Company’s assets included 10 CRE Debt Investments. Refer to Note 3 - “Investments in Loans Receivable” for additional information.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for the Company’s fiscal year ending December 31, 2025. The guidance will not have a material impact on the Company’s notes to the condensed consolidated financial statements. Any required disclosure will be reflected in the Income Taxes section elsewhere in Note 2.
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

3.Investments in Loans Receivable
As of September 30, 2025, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,005	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$30,072	$30,122	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$39,185	$39,195	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$10,197	$10,197	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,620	$17,620	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$24,292	$24,292	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	$75,344	$75,344	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,108	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,500	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	$35,600	$35,645	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
			$375,810	$376,028
(1) 1-Month Term Secured Overnight Financing Rate ("SOFR") for the Company’s loan portfolio ranged from 4.29% to 4.32% as of September 30, 2025.
As of December 31, 2024, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,000	$29,000	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,324	$36,324	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,547	$9,547	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,231	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,467	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
			$140,569	$140,569
(1) 1-Month Term SOFR for the Company’s loan portfolio ranged from 4.34% to 4.48% as of December 31, 2024.

4.Debt
The following table presents the value of loans payable, at fair value, as of September 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.32%	$250,000	$88,323	$161,677	$161,677	$221,775	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.88%	$250,000	$134,425	$115,575	$115,575	$154,253	6/27/2027	6/27/2028
					$277,252
The following table presents the value of line of credit, at cost, as of September 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.41%	$150,000	$43,000	$2,000	N/A	N/A	11/25/2025	5/26/2026
The following table presents the value of loans payable, at fair value, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.47%	$250,000	$228,250	$21,750	$21,750	$29,000	12/17/2026	12/17/2031
The following table presents the value of line of credit, at cost, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.84%	$150,000	$7,000	$119,000	N/A	N/A	11/25/2025	5/26/2026
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of September 30, 2025. The Company has borrowed $161.7 million and $21.8 million under the terms of the GS Repurchase Agreement as of September 30, 2025 and December 31, 2024, respectively.

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
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants.
Citibank, N.A.
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of September 30, 2025, the Company had $115.6 million in borrowings under the Citi Facility.

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

The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2025, the Company was in compliance with all covenants.

Line of Credit
On November 26, 2024, the Company entered into a subscription credit agreement (“JPM Subscription Line”), which provides for a maximum line of credit of $100.0 million, with the ability to increase the maximum amount up to $150.0 million, and a maturity date of November 25, 2025, which may be extended upon the Company’s request to May 26, 2026, subject to the consent of JPM and other customary conditions. The Company exercised a temporary upsize to $126.0 million effective December 6, 2024, which was then reduced to $100.0 million effective February 4, 2025. The Company reduced the maximum line of credit to $90.0 million on May 1, 2025, to $63.0 million on July 1, 2025, and to $45.0 million on September 3, 2025. Borrowings under the JPM Subscription Line bear interest at a variable rate and are secured by outstanding capital commitments of the Anchor Investors (as defined below). Advances under the JPM Subscription Line generally bear interest at a rate per annum equal to one-month Term SOFR plus 2.15% plus a spread adjustment of 0.10%. The Company pays a commitment fee on a quarterly basis to JPM on the daily unused amount of its commitment at a rate per annum of 0.35% when the aggregate principal unused portion of the JPM Subscription Line is greater than 50% or 0.25% when the aggregate principal unused portion of the JPM Subscription Line is equal to or less than 50%. The balances outstanding under the JPM Subscription Line were $2.0 million and $119.0 million, with effective interest rates of 6.41% and 6.84% as of September 30, 2025 and December 31, 2024, respectively. On October 17, 2025, the Company paid the entire outstanding balance and terminated the JPM Subscription Line.

5.Commitments and Contingencies
As of September 30, 2025 and December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
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

On July 1, 2025, in connection with the Anchor Investment, the Company issued an aggregate of 1,417,040 of its Class A common shares to the Anchor Investors at a price per share of $21.17 for an aggregate purchase price of $30.0 million.

On September 2, 2025, in connection with the Anchor Investment, the Company issued an aggregate of 939,571 of its Class A common shares to the Anchor Investors at a price per share of $21.29 for an aggregate purchase price of $20.0 million.

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
The following tables summarize the changes in the Company’s outstanding redeemable common shares for the periods set forth below (amounts in thousands except share and per share data):

Redeemable Common Shares
Balance at June 30, 2025	2,392,148
Issuance of redeemable common shares	2,356,611
Balance at September 30, 2025	4,748,759

Balance at June 30, 2025	$50,797
Proceeds from issuance of redeemable common shares	50,000
Amortization of share grants	14
Allocation of net income	2,578
Distributions declared to shareholders	(2,203)
Remeasurement of redeemable common shares	505
Balance at September 30, 2025	$101,691

Redeemable Common Shares
Balance at June 30, 2024	—
Issuance of redeemable common shares	50
Balance at September 30, 2024	50

Balance at June 30, 2024	$—
Proceeds from issuance of redeemable common shares	—
Amortization of share grants	—
Allocation of net income	—
Distributions declared to shareholders	—
Remeasurement of redeemable common shares	—
Balance at September 30, 2024	$—

Redeemable Common Shares
Balance at December 31, 2024	500,000
Issuance of redeemable common shares	4,248,759
Balance at September 30, 2025	4,748,759

Balance at December 31, 2024	$10,008
Proceeds from issuance of redeemable common shares	90,000
Amortization of share grants	42
Allocation of net income	2,051
Distributions declared to shareholders	(3,522)
Remeasurement of redeemable common shares	3,112
Balance at September 30, 2025	$101,691

Redeemable Common Shares
Balance at May 22, 2024 (Date of Formation)	—
Issuance of redeemable common shares	50
Balance at September 30, 2024	50

Balance at May 22, 2024 (Date of Formation)	$—
Proceeds from issuance of redeemable common shares	—
Amortization of share grants	—
Allocation of net income	—
Distributions declared to shareholders	—
Remeasurement of redeemable common shares	—
Balance at September 30, 2024	$—
As of September 30, 2025 and December 31, 2024, Class A shares held by Anchor Investors and Class E shares held by non-employee trustees are classified in mezzanine equity because such holders may request repurchase of these Class A and Class E shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).

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
The Company compensates each of its non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75.0, plus an additional cash annual retainer of $15.0 for the chairperson of the Audit Committee. The Company pays in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of the Company's common shares offered in its continuous private, blind pool offering (the "Offering"). On November 11, 2024, in connection with the board of trustees meeting, the Company issued an aggregate of 2,814 of its Class E common shares to the non-employee trustees at a price per share of $20.00 for an aggregated price of $56.3. These will vest over a one year period. For the three and nine months ended September 30, 2025, the Company incurred $14.2 and $41.9 of stock compensation expenses, respectively. The Company did not incur any stock compensation expenses for the three months ended September 30, 2024 and for the period from May 22, 2024 (Date of Formation) through September 30, 2024.
The Class A and Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the distributions declared for redeemable common shares for the periods set forth below:

	Redeemable Common Shares
	For the Three Months Ended September 30, 2025	For the three months ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from May 22, 2024 (Date of Formation) through September 30, 2024
Aggregate gross distributions declared per common share	$0.5450	$—	$1.4500	$—
Shareholder servicing fee per common share	—	—	—	$—
Net distributions declared per common share	$0.5450	$—	$1.4500	$—

7.Shareholders’ Equity
Authorized Capital
As of August 8, 2025, under its Declaration of Trust, the Company was authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class F-S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance fees. The purchase price per share for each class of common shares will vary and will generally equal the Company's prior month's NAV per share for such class, as determined monthly, plus, for Class S shares, Class F-S shares, Class T shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. For newly issued classes that do not have a monthly NAV determined, the initial purchase price per share of such class will equal, (i) with respect to founder shares, the most recently determined NAV per share for Class F-I shares, and (ii) with respect to all other shares, the most recently determined NAV per share for Class I shares, in each case, until such class has a monthly NAV per share determined, plus any applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common share will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
Common Shares
On November 26, 2024, the Company commenced the Offering of an unlimited number of its common shares.
The following table summarizes the movement of and proceeds received from the Company’s outstanding common shares during the three and nine months ended September 30, 2025 (amounts in thousands except share and per share data):

	Class I Common Shares	Class F-I Common Shares	Total
Shares outstanding as of June 30, 2025	50	203,413	203,463
Common shares issued	1	31,984	31,985
Shares outstanding as of September 30, 2025	51	235,397	235,448

Proceeds from issuance of common shares	$—	$651	$651

	Class I Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—
Common shares issued	51	235,397	235,448
Shares outstanding as of September 30, 2025	51	235,397	235,448

Proceeds from issuance of common shares	$1	$4,807	$4,808
As of September 30, 2025, no Class D, Class F-S, Class S, or Class T shares have been issued.

Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations. The share repurchase plan commenced with the quarterly repurchase period ending June 30, 2025, which was the first full calendar quarter following the Initial Retail Closing of the continuous private offering. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). We did not receive any shareholder repurchase requests for the three months ended September 30, 2025.
The aggregate NAV of total repurchases of Class S shares, Class T shares, Class F-S, Class D shares, Class I shares, Class E shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month).
In the event that the Company determines to repurchase some but not all of its common shares submitted for repurchase during any calendar quarter, common shares submitted for repurchase during such calendar quarter will be repurchased on a pro rata basis after the Company has repurchased all common shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class I Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.5450	$0.5450	$1.1800	$1.1800
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.5450	$0.5450	$1.1800	$1.1800
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
Valuation Process
The Company has valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.
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

Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investments in loans receivable, at fair value	$—	$—	$376,028	$—	$—	$140,569
Total	$—	$—	$376,028	$—	$—	$140,569
Financial Liabilities:
Loans payable, at fair value	$—	$—	$277,252	$—	$—	$21,750
Total	$—	$—	$277,252	$—	$—	$21,750
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the nine months ended September 30, 2025 (amounts in thousands):

Balance as of December 31, 2024	$140,569
Loan originations and funding	232,529
Interest income paid in kind	2,711
Unrealized gain	219
Balance as of September 30, 2025	$376,028
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the nine months ended September 30, 2025 (amounts in thousands):

Balance as of December 31, 2024	$21,750
Borrowings under repurchase agreement	255,502
Unrealized loss	—
Balance as of September 30, 2025	$277,252
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy (amounts in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investments in loans receivable, at fair value	$376,028	Discounted Cash Flow	Discount Rate	3.36%
Financial Liabilities:
Loans payable, at fair value	$(277,252)	Discounted Cash Flow	Discount Rate	1.99%

	December 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investments in loans receivable, at fair value	$140,569	Discounted Cash Flow	Discount Rate	3.48%
Financial Liabilities:
Loans payable, at fair value	$(21,750)	Discounted Cash Flow	Discount Rate	2.10%
*The preceding tables show discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.

9.Related Party Transactions
Principal Life, an Anchor Investor, intends to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $50.0 million and $5.0 million of Class A shares in connection with this commitment as of September 30, 2025 and December 31, 2024, respectively.
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
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class A shares, Class F-S and Class F-I shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three and nine months ended September 30, 2025, the Company incurred $176.0 and $303.0 of management fees, respectively. The Company did not incur any management fees for the three months ended September 30, 2024, and for the period from May 22, 2024 (Date of Formation) through September 30, 2024.
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
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class F-S, Class T shares, Class D shares, Class I shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the three and nine months ended September 30, 2025, the Company recognized performance fees totaling $16.0. For the three months ended September 30, 2024 and for the period from May 22, 2024 (Date of Formation) through September 30, 2024, the Company recognized no performance fees.

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
The following table details the components of due to the Adviser and its affiliates (amounts in thousands):

	September 30, 2025	December 31, 2024
Accrued offering costs	$1,657	$—
Accrued organizational costs	842	—
Accrued operational costs	1,985	—
Accrued loan financing fees	640	650
Accrued management fees	176	5
Accrued performance fees	$16	$—
Total Due to adviser	$5,316	$655
Accrued operating costs
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through March 3, 2026, the first anniversary of the initial retail closing of the Offering that includes non-Anchor Investors (the “Initial Retail Closing”). The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months following March 3, 2026. Operating expenses incurred after March 3, 2026 will be paid by the Company as incurred. The Adviser had incurred operating costs on the Company’s behalf of $2.0 million and $0.4 million through September 30, 2025 and December 31, 2024, respectively. Such costs are recorded as a component of Due to adviser on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the condensed consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.
Accrued organization and offering costs
The Adviser has agreed to advance organization and offering expenses associated with the Offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through March 3, 2026, the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date. The Adviser had incurred $0.8 million and $0.7 million of organization and $1.7 million and $1.4 million of offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through September 30, 2025 and December 31, 2024, respectively. Such costs are recorded as a component of Due to adviser on the accompanying Condensed Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the condensed consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 3, 2026.

Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class T, Class S, Class F-S, and Class D shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. As of September 30, 2025 and December 31, 2024, there were no accrued shareholder servicing fees.
10.Net Income Per Share
Net income per common share for the three and nine month periods ended September 30, 2025 is computed as follows (amounts in thousands, except for share and per share data):

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Basic:
Net income attributable to Principal Credit Real Estate Income Trust	$2,718	$2,148
Weighted-average shares of common stock outstanding, basic	4,328,453	2,509,357
Basic net income per common share	$0.63	$0.86
Diluted:
Net income attributable to Principal Credit Real Estate Income Trust	$2,718	$2,148
Weighted-average shares of common stock outstanding, diluted	4,330,472	2,510,679
Diluted net income per common share	$0.63	$0.86
For the three and nine months ended September 30, 2025, unvested Class E common shares awarded to the Company’s independent trustees are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. As principal operations commenced on November 26, 2024, net income per common share is not shown for the three months ended September 30, 2024 and for the period from May 22, 2024 (Date of Formation) through September 30, 2024.
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
12.Subsequent Events
Subsequent to September 30, 2025 through the date hereof, the Company issued the following shares (amounts in thousands, except for share data):

	Shares	Gross Proceeds
Class I Common Shares	10,080	205
Class F-I Common Shares	125,619	2,569
Total	135,699	$2,774

Subsequent to September 30, 2025 through the date hereof, the Company also issued 145 Class F-I Common Shares pursuant to its DRIP for gross proceeds of $3 (amounts in thousands, except for share data).

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
Q3 2025 Highlights
Fundraising and Distributions
•During the three months ended September 30, 2025, pursuant to the Offering, the Company sold an aggregate of 2,388,103 of its common shares for aggregate net consideration of approximately $50.6 million, plus applicable upfront selling commissions and dealer manager fees. The offer and sale of the shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereunder. In addition, during the three months ended September 30, 2025, the Company issued 493 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the three months ended September 30, 2025, the Company declared aggregate distributions of $0.545 per Class A, Class I, and Class F-I share. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On July 17, 2025, the Company originated a $68.5 million floating rate first mortgage loan collateralized by a multifamily residential asset in Los Angeles, CA. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
•On August 7, 2025, the Company originated a $35.6 million floating rate first mortgage loan collateralized by a multifamily residential asset in Richmond, TX. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
Financings
•The Company did not borrow any additional proceeds under the terms of the Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”) for the three months ended September 30, 2025. The GS Repurchase Agreement currently provides for asset purchases by Goldman of up to $250.0 million. On July 10, 2025, the Company entered into an amendment that would increase the maximum facility size to $375.0 million; however, the conditions required for this increase had not yet been satisfied as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company borrowed $161.7 million and $21.8 million, respectively, under the terms of the GS Repurchase Agreement.

•On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of September 30, 2025, the Company had borrowings $115.6 million under the Citi Facility.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and June 30, 2025 (amounts in thousands):

	For the Three Months Ended September 30, 2025	For the Three Months Ended June 30, 2025	Change
Revenues
Interest income	$6,966	$4,558	$2,408
Other revenue	1,041	500	541
Total revenue	8,007	5,058	2,949
Expenses
Interest expense	4,400	3,264	1,136
General and administrative	540	627	(87)
Financing fees	351	612	(261)
Management fees	176	88	88
Performance fees	16	—	16
Total expenses	5,483	4,591	892
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	288	(250)	538
Unrealized gain (loss) on loans payable	(111)	201	(312)
Total unrealized gains (losses)	177	(49)	226
Income (loss) before income tax expense (benefit)	2,701	418	2,283
Income tax expense (benefit)	(17)	17	(34)
Net income (loss)	$2,718	$401	$2,317
•During the three months ended September 30, 2025, revenues totaled $8.0 million, and consisted of interest income of $7.0 million and other revenue of $1.0 million (predominantly origination fees). The increase from the $5.1 million in total revenue recognized during the three months ended June 30, 2025 was due to origination fee income recognized in current quarter on new loans and a full quarter of interest income on recent loan closings.
•During the three months ended September 30, 2025, interest expense and financing fees were $4.4 million and $0.4 million, respectively, and $3.3 million and $0.6 million, respectively, for the three months ended June 30, 2025. The increase in interest expense during the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 is due to additional loan production, which results in additional loans being placed on the GS Facility and Citi Facility. The decrease in financing fees during the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 is due to fewer loans being placed on the GS Facility and Citi Facility than in the prior quarter and the prior quarter included $0.4 million of expenses associated with the closing of the Citi Facility.
•During the three months ended September 30, 2025, general and administrative fees were approximately $0.5 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement of the advances to the Adviser in March 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the Initial Retail Closing of the Offering.
•Management fees and performance fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2025 and June 30, 2025, management fees were $176.0 and $88.0, respectively. Performance fees earned during the three months ended September 30, 2025 and June 30, 2025 were $16.0 and $0.0 respectively.

Financial Condition
Investment Activities
As of September 30, 2025, the Company had originated 10 CRE Debt Investments. The following table details the statistics of the Company's investments in loans receivable portfolio as of September 30, 2025 (amounts in thousands):

Loan / Property Type	Location	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)			Maximum Maturity(3)	LTV(4)
Senior Loans
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	$25,005	1-Month Term SOFR	+	3.25%	1/1/2030	72%
Industrial	Puyallup, WA	12/16/2024	$32,500	$30,072	$30,122	1-Month Term SOFR	+	3.25%	1/1/2029	53%
Industrial	Olathe, KS	12/30/2024	$40,728	$39,185	$39,195	1-Month Term SOFR	+	3.40%	1/1/2030	75%
Industrial	Greenwood, IN	12/30/2024	$12,637	$10,197	$10,197	1-Month Term SOFR	+	3.85%	1/1/2030	63%
Industrial	Mesa, AZ	12/30/2024	$19,139	$17,620	$17,620	1-Month Term SOFR	+	3.70%	1/1/2030	81%
Industrial	Richmond, CA	12/30/2024	$27,017	$24,292	$24,292	1-Month Term SOFR	+	3.85%	1/1/2030	75%
Residential	Tempe, AZ	2/14/2025	$76,500	$75,344	$75,344	1-Month Term SOFR	+	3.25%	3/1/2030	77%
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,000	$50,108	1-Month Term SOFR	+	3.35%	7/1/2030	65%
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,500	$68,500	1-Month Term SOFR	+	3.25%	8/1/2030	80%
Residential	Richmond, TX	8/7/2025	$35,600	$35,600	$35,645	1-Month Term SOFR	+	3.25%	9/5/2030	75%
			$387,621	$375,810	$376,028
(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Cash coupon is expressed as the relevant floating benchmark rate (1-Month Term SOFR) plus the spread in effect as of September 30, 2025. The effective 1-Month Term SOFR rate for the Company's loan portfolio ranged from 4.29% to 4.32% as of September 30, 2025.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)The LTV ratio for each investment is based on the most recent outstanding loan balance and the most recent collateral value.
Financing Activities
We finance the majority of our CRE Debt Investments portfolio through line of credit and repurchase agreements. The table below summarizes our borrowings as of September 30, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity	Maximum Maturity(2)
Goldman Repurchase Agreement	6.32%	$250,000	$88,323	$161,677	$161,677	$221,775	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.88%	$250,000	$134,425	$115,575	$115,575	$154,253	6/27/2027	6/27/2028
JPM Line of Credit	6.41%	$150,000	$43,000	$2,000	N/A	N/A	11/25/2025	5/26/2026
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
The Anchor Investors have agreed, from time to time, to purchase an aggregate amount of $150 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of Class A shares. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. As of September 30, 2025, the Anchor Investors have purchased $100.0 million in our Class A shares.

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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2025, the Company had established loan repurchase facilities with Goldman and Citibank for $250 million and $250 million, respectively. The Company has pledged four residential and six industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $161.7 million and $115.7 million in outstanding debt with Goldman and Citibank, respectively, as of September 30, 2025. Refer to Note 3 - “Investments in Loans Receivable” and Note 4 - “Debt” for further information.
As of September 30, 2025 and December 31, 2024, respectively, the Company had cash and cash equivalents of $9.7 million and $11.9 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $88.3 million and $134.4 million with Goldman and Citibank, respectively. These amounts do not include $50.0 million and $140.0 million of undrawn capacity under Anchor Investors' equity commitment which represents readily available liquidity as of September 30, 2025 and December 31, 2024, respectively.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash, for the nine months ended September 30, 2025 (amounts in thousands):

Amounts
Net cash provided by operating activities	$2,022
Net cash used in investing activities	(225,415)
Net cash provided by financing activities	228,371
Net decrease in cash and cash equivalents and restricted cash	$4,978
Net cash provided by operating activities was $2.0 million and primarily comprised of interest income and origination fee income, partially being offset by increases in interest income receivables and paid-in-kind interest income during the period.
Net cash used in investing activities was $(225.4) million and was related to the loan originations and funding activity during the period.
Net cash provided by financing activities was $228.4 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the Offering during the period.

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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2025 (amounts in thousands, except for share data):

Amounts
Cash and cash equivalents	$9,748
Restricted cash	11,361
Investments in loans receivable, at fair value	376,028
Accrued interest receivable	2,371
Loans payable, at fair value	(277,252)
Escrow deposits	(11,357)
Due to adviser	(1,012)
Line of credit, at cost	(2,000)
Interest payable	(756)
Distributions payable	(673)
Net Asset Value	$106,458
Number of outstanding shares (all classes)	4,984,207

The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheets to our NAV as of September 30, 2025 (amounts in thousands):

September 30, 2025	Amounts
Shareholders' equity and redeemable common shares	$102,150
Adjustments:
Organization and offering costs(1)	2,499
Operating expenses advanced by Adviser(2)	1,805
Unearned Trustee Stock Compensation - Class E Common Shares	4
NAV	$106,458
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
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025 (amounts in thousands, except for share and per share data):

	Class I Shares	Class F-I Common Shares	Class A Shares	Total
Net asset value	$1	$4,815	$101,642	$106,458
Number of outstanding shares	51	235,397	4,748,759	4,984,207
NAV per share as of September 30, 2025	$20.34	$20.46	$21.40

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
Beginning January 31, 2025, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid twenty days after month-end. Each class of our common stock received the same gross distribution per share if then-outstanding. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2025:

	Class I Common Shares	Class F-I Common Shares	Class A Common Shares
January 31, 2025	$—	$—	$0.1350
February 28, 2025	$—	$—	$0.1350
March 31, 2025	$0.2300	$0.2300	$0.2300
April 30, 2025	$0.1350	$0.1350	$0.1350
May 31, 2025	$0.1350	$0.1350	$0.1350
June 30, 2025	$0.1350	$0.1350	$0.1350
July 31, 2025	$0.2300	$0.2300	$0.2300
August 31, 2025	$0.1800	$0.1800	$0.1800
September 30, 2025	$0.1350	$0.1350	$0.1350
Totals	$1.1800	$1.1800	$1.4500
The following table summarizes our distributions declared during the nine months ended September 30, 2025 (in thousands):

	For the nine months ended September 30, 2025
	Amount	%
Distributions
Payable in cash	$3,728	100.0%
Reinvested in shares	13	—%
Total distributions	$3,741	100.0%

Sources of Distributions
Cash flow from operating activities(1)	$3,741	100.0%
Offering proceeds	—	—%
Total sources of distributions	$3,741	100.0%

Cash flows from operating activities	$2,022
(1) As of September 30, 2025, our inception to date cash flows from operating activities funded 100% of our distributions to date.
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
Subsequent Events
Subsequent to September 30, 2025 through the date hereof, the Company issued the following shares (amounts in thousands, except for share data):

	Shares	Gross Proceeds
Class I Common Shares	10,080	205
Class F-I Common Shares	125,619	2,569
Total	135,699	$2,774

Subsequent to September 30, 2025 through the date hereof, the Company also issued 145 Class F-I Common Shares pursuant to its DRIP for gross proceeds of $3 (amounts in thousands, except for share data).

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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2025.
The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$966	8.26%
-1.00%	$(966)	-8.26%

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 9, 2024, we began accepting subscriptions from investors in the Offering. As of November 10, 2025, we have issued 4,748,759 Class A common shares, 361,160 Class F-I common shares and 10,132 Class I common shares, including shares issued pursuant to our DRIP, for an aggregate price of $107.6 million. Shares granted to trustees are not included within these amounts. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
During the quarter ended September 30, 2025, no common shares were repurchased pursuant to the Company’s share repurchase plan.
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
3.2
Third Amended and Restated Declaration of Trust of the Company, dated August 8, 2025 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
4.1	Share Repurchase Plan dated as of August 8, 2025 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)
4.2	Distribution Reinvestment Plan dated as of August 8, 2025 (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)
10.1
Second Amended and Restated Dealer Manager Agreement dated as of August 8, 2025, by and between Principal Credit Real Estate Income Trust and Principal Funds Distributor, Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)

10.2
Form of Participating Broker-Dealer Agreement between Principal Funds Distributor Inc. and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.1 hereof)

10.3
Second Amended and Restated Advisory Agreement dated as of August 8, 2025, by and between Principal Credit Real Estate Income Trust and Principal Real Estate Investors, LLC (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) cover page
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: November 10, 2025	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)