Form 10-K
period 2025-12-31
Principal Credit Real Estate Income Trust
filed 2026-03-26
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Class S common shares of beneficial interest, $0.01 par value per share
Class T common shares of beneficial interest, $0.01 par value per share
Class D common shares of beneficial interest, $0.01 par value per share
Class I common shares of beneficial interest, $0.01 par value per share
Class F-S common shares of beneficial interest, $0.01 par value per share
Class F-I common shares of beneficial interest, $0.01 par value per share
(Title of class)
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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of March 26, 2026, the issuer had the following shares outstanding: 44,380 Class I common shares, 34,273 Class F-S common shares, 524,467 Class F-I common shares, 25,480 Class E common shares and 4,748,759 Class A common shares. There are no outstanding Class S common shares, Class T common shares or Class D common shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Form 10-K
Year Ended December 31, 2025

Forward-Looking Information
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:
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
•risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate related risks, acts of god, epidemics or other events having a broad impact on the economy;
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
•distributions are not guaranteed and may be funded from sources other than cash flows from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market; and
•future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.
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
Some of the more significant risks relating to our business, our private offering and investment in our common shares include:
Risks Related to Our Organizational Structure
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
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
•We may pay distributions from sources other than our cash flows from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
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
Risks Related to Debt Financing
•We incur significant leverage.
•We use repurchase agreements to finance our investments, which expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
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

PART I
Item 1. Business
The following description of our business should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2025. In addition to historical data, this description contains forward‑looking statements about our business, operations and financial performance based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those in this description as a result of various factors, including but not limited to those the factors set forth in “Item 1A- Risk Factors” and elsewhere in this Annual Report on Form 10‑K.
References in this Annual Report on Form 10‑K to “Principal Credit Real Estate Income Trust,” the “Company,” “we,” “us,” or “our” refer to Principal Credit Real Estate Income Trust and its subsidiaries unless the context specifically requires otherwise.
General Description of Business Operations
We are a Maryland statutory trust formed on May 22, 2024. We are externally managed and sponsored by the Principal Real Estate Investors, LLC (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”), an affiliate of Principal Global Investors Holding Company (US), LLC (“Principal Global Investors”). With a history in real estate asset management that spans over six decades, Principal Real Estate managed or sub-advised nearly $106.4 billion in commercial real estate assets as of December 31, 2025.
Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio of primarily CRE debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments”), diversified across both geography and asset class. Our CRE Debt Investments are expected to be primarily secured by properties located in the United States, and include, but are not limited to, multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets. However, we may selectively diversify our portfolio on a global basis through CRE Debt Investments in which the underlying properties securing our investment are located outside the United States.
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
Our Adviser
We are externally managed by the Adviser. Our board of trustees has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Adviser and us (the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. The Adviser is an affiliate of Principal Financial Group, which is a public company listed on NASDAQ under the ticker symbol “PFG”. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
Principal Real Estate is the dedicated real estate group of Principal Global Investors, a member company and affiliate of Principal Financial Group. The Adviser became a registered investment adviser with the SEC on November 4, 1999.

With a history in real estate asset management that spans over six decades,1 Principal Real Estate managed or sub-advised nearly $106.4 billion in commercial real estate assets as of December 31, 2025.2 Principal Real Estate’s loan origination experience encompasses senior mortgage loans, construction loans, bridge loans, subordinate debt, and credit tenant transactions. Principal Real Estate has been an active participant in the commercial real estate debt market for over six decades, originating private real estate debt on behalf of affiliated and non-affiliated clients. Since 1993, Principal Real Estate has originated nearly 492 core-plus and high yield credit investments totaling over $11.02 billion in private real estate debt investments. Principal Real Estate also has significant experience in investing in CMBS and manages or sub-advises $7.1 billion in CMBS as of December 31, 2025, including investments in conduit, single-asset single-borrower transactions, and other debt securities.
Principal Real Estate’s products and capabilities encompass all four quadrants of commercial real estate investments:3

$106.4 billion
in assets under management

Private Equity Core, Value-added, and Opportunistic Strategies $56.9 billion	Private Debt Commercial Mortgages and High Yield Debt $22.7 billion

Public Equity REIT and Infrastructure Securities $19.7 billion	Public Debt Commercial Mortgage- Backed Securities $7.1 billion

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
3 Amounts in the chart are as of December 31, 2025. The assets under management figure shown here does not include assets that are managed by Principal International and Retirement and Income Solutions divisions of Principal Financial Group. Due to rounding, figures shown may not add to the total.

Investment Objectives
Our investment objectives are to invest primarily in assets that will enable us to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, and mitigate downside risk by originating loans against high quality real estate assets with meaningful borrower equity or implied equity; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to CRE Debt Investments with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
We cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors.”
Investment Strategy
Our primary investment strategy is to originate, acquire, finance, manage and dispose of a portfolio of primarily CRE Debt Investments, including senior mortgage loans, subordinated debt and other similar investments, diversified across both geography and asset class.
We seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flows. We seek to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas (“MSA”) as tracked by Principal Real Estate. We intend to continue to create synergies with Principal Real Estate’s existing debt capabilities by leveraging its significant scale and existing relationships to source ample lending opportunities.
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
•Subordinate Debt: We may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner. Mezzanine loans are subordinate to mortgage loans secured by mortgage liens on the property but are senior to the borrower’s equity in the property. Upon default, the mezzanine lender can foreclose on the ownership interests pledged under the loan and thereby succeed to ownership of the property, subject to the mortgage lien on the property. We may receive origination fees, extension fees, prepayment or similar fees in connection with our mezzanine loans. We may originate or acquire “B Notes” in negotiated transactions with the originators and in the secondary market. A “B Note” is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an “A Note” secured by the same first mortgage on the same property or group. The subordination of a “B Note” typically is evidenced by a co-lender agreement with the holder of the related “A Note.” “B Notes” are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding “A Note.” We may receive origination fees, extension fees, prepayment fees or similar fees in connection with our “B Note” investments. We may also seek to structure subordinate debt in the form of preferred equity investments.

Other Real Estate-Related Debt and Equity Securities
To a lesser extent, we invest in other real estate-related debt securities, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). CMBS are securities that are collateralized by, or evidence ownership interests in, a mortgage loan secured by a single commercial property, or a partial or entire pool of mortgage loans secured by commercial properties. CLOs are securities that are collateralized by a pool of debt obligations. We may invest in investment grade CMBS and/or CLOs (rated BBB- or Baa3 or higher), sub-investment grade CMBS and/or CLOs and/or unrated CMBS and/or CLOs. In general, we intend to invest in CMBS and/or CLOs that will yield attractive current interest income. The yields on CMBS and/or CLOs depend on the timely payment of interest on and principal of the underlying mortgage loans, and defaults by the borrowers under such loans may ultimately result in deficiencies and defaults on the CMBS and/or CLOs. We believe our real estate-related debt securities will help maintain liquidity to satisfy any share repurchases we choose to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income. In addition, we may invest in CMBS and CLOs on a tactical basis to endeavor to take advantage of market opportunities.
Cash, Cash Equivalents and Other Short-Term Investments
We may hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our intended qualification as a REIT:
•Money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and credit rated corporate debt securities);
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
Competition
We face competition from various entities for investment opportunities, including other REITs (both non-traded / private REITs and publicly traded REITs), pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, sub-advised and/or managed by Principal Real Estate or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative investment vehicles, separately managed accounts, supplemental capital vehicles, surge funds, over-flow funds and co-investment vehicles) (“Other Principal Accounts”) with investment strategies that overlap with ours may be allocated investment opportunities, which the Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with Principal Real Estate’s prevailing policies and procedures.
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
Human Capital
We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and our Fourth Amended and Restated Declaration of Trust (as may be amended and restated, the “Declaration of Trust”). See “Item 1 Business—Description of Business—Advisory Agreement.”
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Principal Financial Group, including the Adviser and its affiliates. See “Item 13 Certain Relationships and Related Transactions, And Trustee Independence—Potential Conflicts of Interest.”

Taxation of the Company
For taxable year ended December 31, 2024, the Company filed as a corporation and was subject to certain state and local taxes on its income and property, and federal income and excise taxes on its taxable income. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to shareholders, it may also be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company’s tax returns for three years from the date filed are subject to examination.
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
The vast majority of our assets consists of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, as determined by our board of trustees, place an undue burden on our liquidity, adversely affect our operations or impose an adverse impact on the Company as a whole, or should our board of trustees otherwise determine that investing our liquid assets in CRE Debt Investments or other investments rather than repurchasing our common shares is in the best interests of the Company as a whole, then our board of trustees may determine to repurchase fewer common shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. As a result, a shareholder’s ability to have their common shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Share Repurchases—Repurchase Limitations.”

Economic events that may cause our shareholders to request that we repurchase their common shares may materially adversely affect our cash flows and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the CRE markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events and tariff and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tension in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation, could have an adverse effect on our investments and cause our shareholders to seek repurchase of their common shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies could have significant adverse effects on the global economy. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Adviser. If the Adviser fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.
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
In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flows from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

The amount and source of distributions we may make to our shareholders are uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our board of trustees (or a committee of our board of trustees) makes determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•the limited size of our portfolio during the Ramp-Up Period;
•our inability to invest the net proceeds from sales of our common shares on a timely basis in income-producing investments;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flows or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of distributions we do make to our shareholders, may not increase or even be maintained over time, any of which could materially and adversely affect the value of an investment in the Company.
We may pay distributions from sources other than our cash flows from operations, including, without limitation, borrowings, return of capital, offering net proceeds, the sale of or repayments under our CRE Debt Investments, and advances on the deferral of fees and expenses, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flows from operations to fully fund distributions to shareholders, particularly during the Ramp-Up Period. Therefore, particularly during the Ramp-Up Period, we may fund distributions to our shareholders from sources other than cash flows from operations, including, without limitation, borrowings, return of capital, offering net proceeds (including from sales of our common shares to the Adviser or its affiliates), the sale of or repayments under our CRE Debt Investments and advances or the deferral of fees and expenses. The extent to which we fund distributions from sources other than cash flows from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in our common shares (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares to the Adviser or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE Debt Investments or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
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
We may also defer operating expenses or pay expenses (including management fees or performance fees payable to the Adviser) with our common shares to preserve cash flows for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase common shares from the Adviser shortly after issuing such common shares as compensation or reimbursement for certain expenses. The payment of expenses in our common shares will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees or distributions in our common shares and may elect to receive such amounts in cash.

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
Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. For example, on January 27, 2026, we designated the Series A Preferred Shares, in connection with our qualification as a real estate investment trust under the Code. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.
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
Our Declaration of Trust provides that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees. Independent trustee vacancies will be filled by a majority of the remaining independent trustees, except where an independent trustee is removed for cause by the shareholders.
For so long as the Adviser or any of its affiliates acts as investment adviser to us, Principal Real Estate has the right to designate two trustees for election to our board of trustees. Our board of trustees must also consult with Principal Real Estate in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for cause by shareholders in accordance with our Declaration of Trust). If a trustee designated by Principal Real Estate is removed by the shareholders for cause, Principal Real Estate has the exclusive right to designate a successor trustee for election to fill the resulting vacancy on our board of trustees.
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
Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our Declaration of Trust currently authorizes us to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-S shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share (the “preferred shares”). After you purchase our common shares in our private offering, our board of trustees may elect, without shareholder approval, to, among other things,: (1) sell additional common shares (of existing classes or such classes as may be designated by our board of trustees from time to time) in this or any future offering; (2) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (3) issue common shares to the Adviser, or its successor or assign, in payment of an outstanding obligation to pay fees for services rendered to us or for the management fee or performance fee or expense reimbursements; or (4) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future after your purchase of common shares in our private offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.
Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law permits us, and our Declaration of Trust requires us, to indemnify each trustee, each officer, the Adviser and each equity holder, member, manager, director, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, the Company must, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status; provided that, in the case of a Covered Person, the Company must have received (i) a written affirmation by the Covered Person of the Covered Person’s good faith belief that the Covered Person has met the applicable standard of conduct necessary for indemnification by the Company and (ii) a written undertaking by or on behalf of the Covered Person to repay the amount paid or reimbursed by the Company if it is ultimately determined that the applicable standard of conduct was not met. The Company is not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our board of trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these Covered Persons if they act in a manner that causes us to incur losses.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risks such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.
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
We presently conduct and intend to continue conducting our business primarily through our wholly owned subsidiaries. Thus, we believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we will be primarily engaged in the business of owning and operating our subsidiaries.
Similarly, we conduct and intend to continue conducting our operations so that we do not come within the definition of an investment company under Section 3(a) (1)(C) of the Investment Company Act because more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We conduct the majority of our business through our primary subsidiary. To the extent that, on an unconsolidated basis the value of its investment securities, which may include subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7), exceeds 40% of the value of its total assets, exclusive of cash and U.S. government securities, then we believe that it will not be deemed an investment company because it will be able to rely on Section 3(c)(6) of the Investment Company Act. It will in turn primarily engage in the origination, acquisition and financing of a portfolio of primarily CRE Debt Investments through subsidiaries of its own, the majority of which will be able to individually rely upon Section 3(c)(5)(C). Accordingly, because we will own 100% of the outstanding voting securities of the subsidiary, we believe that we will not be deemed an investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act so long as it is able to maintain its exemption under Section 3(c)(6). Additionally, if the Company in the future directly invests in real-estate related debt securities rather than indirectly through our subsidiaries, we may also rely on Section 3(c)(6) of the Investment Company Act.
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
To the extent that the SEC or its staff provide new specific guidance regarding the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
We depend on the Adviser and its affiliates to develop appropriate systems and procedures to control operational risks.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risks. We rely heavily on the Adviser’s financial, accounting, communications and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Cyber security incidents and cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the continued prevalence of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. The Adviser, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect the Adviser or us. For example, the information and technology systems of the Company as well as those of Principal Real Estate, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruptions from cyber security breaches, computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Principal Real Estate faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Principal Real Estate because Principal Real Estate holds a significant amount of confidential and sensitive information about its investors, its portfolio companies and potential investments. As a result, Principal Real Estate may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Principal Real Estate’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.
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
The recent advancements in and increased use of artificial intelligence present risks and challenges that may adversely impact our business.
The Adviser or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”) technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Adviser’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, understanding and monitoring the capabilities of the AI technology developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we or the Adviser may have limited visibility. Any of these risks could expose the Adviser or us to liability or adverse legal or regulatory consequences and harm the Adviser’s or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to the Adviser’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows, or other adverse effects at a particular financial institution or exchange. If the Adviser’s use of AI becomes controversial, the Adviser or we may experience brand or reputational harm, competitive harm, or legal liability.
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

Misconduct of employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Adviser, the independent valuation adviser or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.
We may face limits on our ability to leverage the Adviser’s knowledge base.
We leverage the diverse strength of the Adviser’s knowledge-base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and Principal Real Estate’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of Principal Real Estate’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.
Risks Related to Our Investments
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
We invest primarily in CRE Debt Investments, including senior mortgage loans, subordinated debt and other similar investments. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the more recent U.S. military operations in and around Venezuela, conflicts between Israel and Hamas, the war in Iran and the ongoing conflict between Russia and Ukraine. For example, the U.S. and other countries have imposed significant sanctions and other restrictive actions against Russia and many global companies have ceased of all business in Russia. In addition, recent concerns about the real estate market, interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
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
The lack of liquidity of our CRE Debt Investments and other illiquid investments may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as “B Notes,” mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Adviser has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

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
Multifamily residential investments may subject us to additional risk.
The Company has invested in and is likely in the future to invest in loans or other debt investments secured by multifamily residential investments, the performance of which is subject to many of the risks associated with owning and operating other types of real estate. In addition, competition in the residential real estate marketplace is strong. There are numerous housing alternatives which compete with multifamily properties in attracting residents. These include other multifamily condominium and rental apartments, and single-family homes that are available for purchase or rent in the relevant market. A large number of factors may adversely affect the value and successful operation of a multifamily property, including, but not limited to: physical attributes of the apartment building, such as its age, condition, design, appearance, access to transportation, and construction quality; location of the property, for example, a change in the neighborhoods over time; ability of management to provide adequate maintenance and insurance; rising insurance and property tax costs; the lack of availability of insurance in certain regions or markets; the types of services or amenities that the property provides; the property’s reputation; the level of mortgage interest rates, which may encourage tenants to purchase rather than lease housing; presence of competing properties; the tenant mix, such as the tenant population being predominantly students or being heavily dependent on workers from a particular business or personnel from a local military base; governmental programs that provide rent subsidies to tenants pursuant to tenant voucher programs, which vouchers may be used at other properties and influence tenant mobility; adverse local or national economic conditions, which may limit the amount of rent that may be charged and may result in a reduction of timely rent payments or a reduction in occupancy levels; federal, state, and local regulations, which may affect the building owner’s ability to increase rent to market rent for an equivalent apartment; and government assistance/rent subsidy programs. If the demand for multifamily properties is reduced, or if competitors develop and/or acquire competing properties on a more cost-effective basis, the underlying value of such investments may be adversely affected, which may in turn affect the borrower’s ability to repay our loan (which could lead to an impairment in our loan).
In addition, certain jurisdictions regulate the relationship of an owner and its tenants. Commonly, these laws require a written lease, good cause for eviction, disclosure of fees, and notification to residents of changed land use, while prohibiting unreasonable rules, retaliatory evictions, and restrictions on a resident’s choice of unit vendors. Apartment building owners have been the subject of lawsuits under various “Landlord and Tenant Acts” and other general consumer protection statutes for coercive, abusive or unconscionable leasing and sales practices. A few jurisdictions may offer more significant protection. For example, there may be provisions that limit the bases on which a landlord may terminate a tenancy or increase its rent or prohibit a landlord from terminating a tenancy solely by reason of the sale of the owner’s building. In addition to state regulation of the landlord-tenant relationship, numerous towns and municipalities impose rent control on apartment buildings. These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration. These factors, among others, may adversely affect the borrower’s ability to repay our loans.
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
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, social and governance (“ESG”), legal, regulatory and macroeconomic trends. With respect to ESG, the nature and scope of the Adviser’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
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
Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. Inflation in the United States remained elevated throughout 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies.
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
In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings are, in some cases, used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flows or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.
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
We or our affiliates may originate and fund a first mortgage loan with the intention of selling the A Note and retaining the B Note or mezzanine loan interest. We may elect to reduce our position in the whole loans through co-origination or A Note sales, which will eliminate our exposure or liability associated with the senior interest of the loan. This structure allows for matched-term and generally non-recourse financing, without cross-collateralization. However, we may not be able to sell the A Note, and as a result, we may exceed our desired concentration in a specific borrower, region or sector, and may incur losses as a result.

Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
We may invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans could adversely affect our business and financial results, which may limit our ability to make distributions to our shareholders.
A substantial portion of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments.
A substantial amount of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In accordance with our valuation guidelines, some of our portfolio investments for which no secondary market exists will be valued based on, among other factors, consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common shares could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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
While our investment strategy focuses primarily on CRE Debt Investments in “performing” real estate-related interests, our investment strategy may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

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
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement, “takeout” financing will not be available.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
There are increased risks involved with our construction lending activities.
We may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction, which may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.
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
Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
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
We may invest in derivatives for hedging purposes, which involve numerous risks.
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to, currency hedging utilizing forward and/or futures contracts, interest rate swaps, and interest rate floors and caps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
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
We will be subject to the laws, rules and regulations of various federal, state, local and, if applicable, foreign government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on interest rates, finance charges and the type, amount and manner of charging fees and prohibiting discrimination; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations, including by foregoing otherwise advantageous investment opportunities. In addition, mortgage originators are subject to inspection by government agencies. A mortgage originator’s failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.
Risks Related to Debt Financing
We incur significant leverage.
Our investments involve significant amounts of indebtedness. While we target between a 65% to 75% leverage ratio on senior mortgages, which we expect will result in portfolio-wide leverage ratio of 50% to 75%, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Adviser or its affiliates; provided, that any such financing will be approved by a majority our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous private offering, to fund debt investments or for any other corporate purpose.
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
We have entered into Master Repurchase Agreements and into a subscription credit agreement with various lenders to finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets. Such repurchase and credit facilities are, and those in the future will be, entered into by special purpose vehicles directly or indirectly owned and controlled by us (or us and one or more Other Principal Accounts). Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
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
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.
We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.
Restrictive covenants relating to our operations may have adverse effects on us.
Our credit facility lenders, and those with which we engage with in the future may, impose restrictions on us that affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our shareholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our shareholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.

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
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
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
The Adviser has permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Principal Credit Real Estate Income Trust.” Accordingly, we have a right to use this name for so long as the Adviser (or another affiliate of the license-holder of the Principal name (the “Licensor”)) serves as our Adviser (or another advisory entity) and the Adviser remains an affiliate of the Licensor. The Licensor and its affiliates, such as the Adviser, will retain the right to continue using the “Principal” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Principal” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, the Adviser or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated or otherwise harm our business.

We may face risks arising from certain claims against Principal Real Estate and/or certain regulatory investigations.
Principal Real Estate acts as an asset manager and manages multiple investment funds. Given the broad spectrum of operations of Principal Real Estate and its respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquires, can and do occur in the course of its and its affiliates’ (including the Adviser’s) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to Principal Real Estate. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact Principal Real Estate. While Principal Real Estate has implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect Principal Real Estate in all instances.
Certain investors may enter into side letters with us, which may provide for different terms for their investment in the Company.
Side letters may be entered into with shareholders which have the effect of establishing rights under or supplementing the terms of the Declaration of Trust, and such terms may therefore differ from the terms summarized in this Annual Report on Form 10-K.
As such, the terms and conditions of one shareholder’s investments in the Company may differ to those of another shareholder. For example, the terms that side letters may deal with include: arrangements with respect to waivers, rebates, reductions or other modifications of the management fee and/or performance fee; minimum and additional subscription amounts; “most favored nation” rights (i.e., the right to receive favorable rights or economic arrangements that may be afforded to other shareholders); notice periods; consent rights; modifications to the applicable shareholder’s subscription agreement; and certain other rights and privileges.
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
The Adviser is paid a management fee for its services that is based on the value of our portfolio of investments as determined in connection with our determination of NAV, which is calculated by the Adviser in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of common shares on a given date may not accurately reflect the value of our portfolio, and common shares may be worth less than the then-current transaction price.

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
Through Other Principal Accounts, Principal Real Estate currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of CRE debt and other investment opportunities with certain Other Principal Accounts that are actively investing and similar overlap with future Other Principal Accounts. See “—Principal Real Estate may raise or manage Other Principal Accounts which could result in the reallocation of Principal Real Estate personnel and the direction of potential investments to such Other Principal Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us.
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
While the Adviser seeks to manage potential conflicts of interest in a fair and reasonable manner as required by the Advisory Agreement, the portfolio strategies employed by the Adviser and its affiliates in managing the Other Principal Accounts could conflict with the strategies employed by the Adviser in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Adviser or its affiliates may also give advice to the Other Principal Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.

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
Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us or Other Principal Accounts. In addition, the Adviser may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser, or because the investment is not appropriate for us for other reasons as determined by the Adviser. In any such case the Adviser could, thereafter, offer such opportunity to other parties, including Other Principal Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Principal Accounts may be advised by a different Principal Real Estate business group with a different investment approval process, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Principal Real Estate, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases, Principal Real Estate earns greater fees when Other Principal Accounts participate alongside or instead of us in an investment.
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
Principal Real Estate may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Principal Accounts. Such allocations generally would be based on Principal Real Estate’s assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain debt that Principal Real Estate determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Principal Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Principal Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Principal Real Estate could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our Declaration of Trust, Principal Real Estate will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Principal Real Estate will have conflicting duties to us and Other Principal Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Principal Real Estate has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Principal Accounts.

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
Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related debt securities that require the use of a service provider generally is allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to us. Service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Principal Real Estate and its affiliates, the Adviser or its affiliates may pay different amounts or rates than those paid by us. However, the Adviser and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Principal Real Estate investment vehicles for the same services.
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
We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2025, and intend to elect and qualify to be taxed as a REIT for each year going forward. We do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum U.S. federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders.

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
Our taxable income may substantially exceed our net income as determined based on GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flows than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.
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
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. See “Item 1. Business—Taxation of the Company.” In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forgo otherwise attractive investment opportunities or financing or hedging strategies.
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
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 25% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
We may choose to pay distributions in the form of our own shares, in which case our shareholders may be required to pay income taxes in excess of the cash distributions received.
We may make taxable distributions that are payable in cash or our shares. Shareholders (that are not otherwise exempt from U.S. federal income tax) receiving such distributions will be required to include the full amount of the distribution as ordinary dividend income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. If a U.S. shareholder sells the shares it receives as a distribution in order to pay this tax, the sales proceeds may be less than the taxes imposed with respect to such dividend income, depending on the NAV per share of our common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions could adversely affect our ability to qualify as a REIT.
We have entered into and may in the future enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 25% limitation or avoid the application of the 100% excise tax, each as discussed above.

Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 25% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.
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
Rules enacted as part of the Tax Cut and Jobs Act of 2017 and the One Big Beautiful Bill Act of 2025 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income is its taxable income computed without regard to non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”, depreciation or amortization. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We conduct and intend to continue conducting our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations. In this regard, we may elect to operate the Company as a “venture capital operating company (“VCOC”) or a “real estate operating company” (“REOC”), each within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments, in the case of operating as a VCOC, and participating in the management and development activities of the underlying real estate, in the case of operating as a REOC. Such rights could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. In addition, because the Company may be operated in a manner intended to qualify the Company as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments and the Company could be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need for such compliance.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Code requirements.
As noted above, we conduct and intend to continue conducting our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a benefit plan investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
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
We rely on the accuracy and completeness of information about borrowers, lenders and other counterparties, and we use, as applicable, proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers, lenders and other counterparties, and any borrower, lender and other counterparty that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. The controls and processes that we use to help us identify misrepresented information in our loan origination operations and in other deals with lenders and counterparties were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our operations.
High profile fraudulent activity also could negatively impact our brand and reputation, or that of the Adviser, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.
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
Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature extremes or averages and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.
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
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes. The failure to support assets that advance sustainability themes and/or mitigate material physical climate and transition risks may result in a number of negative fallouts, ranging from reputational damages to, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure. We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forgo particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and new climate change-related regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest and may enhance our disclosure obligations, which could negatively affect us and materially increase the regulatory burden and cost of compliance. We and the Adviser cannot predict the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or could cause such owners to make material investments in their properties to meet existing and newly created greenhouse gas emission benchmarks or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
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
ESG matters have been the subject of increased focus by advocacy groups, government agencies and the general public, and new regulatory initiatives related to ESG that are applicable to us could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Further, as a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our public filings with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and may increase legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we or the Adviser may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our operations.
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
Registration under the U.S. Commodity Exchange Act.

Registration with the CFTC as a “commodity pool operator,” reliance on an alternative exemption (including in the event that any exemption or no-action relief upon which the Company is currently relying is modified, rescinded or otherwise no longer available), or any change in the Company’s, Adviser’s or their affiliates’ operations (including, without limitation, any change that causes the Adviser or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Adviser’s ability to rely upon an exemption or other relief from registration as a CPO with respect to the Company could adversely affect the Company’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject the Company to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Adviser to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Company’s ability to implement its investment objectives and to hedge risks associated with its operations.
Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.
Economic sanction laws in the United States and other jurisdictions may prohibit the Adviser, its professionals and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Company’s investment activities.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. The Adviser, its professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
The U.S. Department of Justice and the SEC both have enforcement authority with respect to the FCPA. While the Adviser has developed and implemented policies and procedures designed to ensure strict compliance by Principal Real Estate and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of the Adviser’s policies and procedures, issuers and their affiliates, particularly in cases where the Company or another Principal Real Estate-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that Principal Real Estate has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject Principal Real Estate to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect Principal Real Estate’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.
Political changes may affect the real estate-related securities markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. A newly elected Republican presidential administration, coupled with Republican control of the Senate and the House of Representatives through 2025, has led to new legislative and regulatory initiatives and the roll-back of substantial federal regulation. It is impossible to predict what, if any, these or future changes in the laws or regulations applicable to the Company, the Adviser or the Sponsor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future, nor their impact upon the Company and our business.
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
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
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
Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights. The following table details the upfront transaction fees and ongoing shareholder servicing fees for the applicable share class:

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	Up to 3.5%	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	0.85%	—	—	—
For Class S and Class F-S common shares, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T common shares, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D common shares, investors will pay upfront selling commissions of up to 1.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I common shares, Class F-I common shares, Class A common shares, or Class E common shares.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for our continuous, blind pool private offering and is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class T common shares, Class S common shares and Class F-S common shares. For Class T common shares such shareholder servicing fee includes an advisor shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T common shares, however, with respect to Class T common shares sold through certain participating broker-dealers, the advisor shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D common shares, the Dealer Manager is entitled to a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D common shares. There is no shareholder servicing fee with respect to Class I common shares, Class F-I common shares, Class A common shares, or Class E common shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
The purchase price per share of each class of our common shares (other than Class A shares) sold in our continuous, blind pool private offering is equal to the most recently determined NAV per share for such class of shares, plus, for Class S shares, Class T shares, Class D shares and Class F-S shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any Performance Fee (as defined below) and the deduction of any ongoing service fees specifically applicable to such class of shares).

See “Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share. As of December 31, 2025, the per share purchase price for our Class A common shares was $21.42, the share price for our Class E common shares was $21.44, the share price for our Class I common shares was $20.30, and the share price for our Class F-I common shares was $20.42.
Holders
The following table details the holders of record as of March 26, 2026 for the applicable share classes:

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares(1)	Class A Common Shares
Holders of Record	—	—	—	17	2	87	10	3
(1) Independent trustees receive restricted common shares as part of their compensation for serving as independent trustees.
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
Our board of trustees will not be involved in the periodic valuation of our assets and liabilities but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV per share for each class of shares will be calculated monthly by our fund administrator and such calculations will be reviewed and confirmed by the Adviser. Pursuant to a valuation services agreement with the Independent Valuation Advisor, the Independent Valuation Advisor will provide valuations of certain of our investments each month in accordance with the Company’s valuation policy. Based on the monthly valuations provided to us by the Independent Valuation Advisor, the Adviser will determine the final valuations of our assets and liabilities in order for our fund administrator to calculate the NAV per share for each class of shares.

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
The Independent Valuation Advisor and its affiliates have provided and is expected to continue to provide valuation advisory services to Principal Real Estate and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. The Independent Valuation Advisor and its affiliates will from time to time perform other commercial real estate and financial advisory services for Principal Real Estate and its affiliates, or in transactions related to collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the Independent Valuation Advisor as certified in the applicable valuation report.
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
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class S shares, Class T shares, Class D shares and Class F-S shares and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to Class S shares, Class T shares, Class D shares, Class I shares, Class F-I shares and Class A shares and will only be included in the NAV calculation for those classes.

For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through May 31, 2026, nor (2) operating expenses incurred by us during the period through May 31, 2026, but paid by the Adviser, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.
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
The Adviser agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and shareholder servicing fees) and certain of our operating expenses on our behalf through March 3, 2026, which is the first anniversary of the Initial Retail Closing. Pursuant to the Second Amended and Restated Advisory Agreement, as amended by Amendment No. 1, dated March 24, 2026, the Advisor has agreed to extend the period during which to advance such organization and offering and certain operating expenses through May 31, 2026, and the Company will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months commencing on March 3, 2027.
For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Adviser through May 31, 2026, will not be deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). After May 31, 2026, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).
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

The following table provides a breakdown of the major components of our total NAV as of December 31, 2025 (amounts in thousands, except for share amount):

Amounts
Cash and cash equivalents	$10,547
Restricted cash	8,300
Investments in loans receivable, at fair value	377,308
Accrued interest receivable	2,344
Unearned stock compensation	47
Loans payable, at fair value	(277,388)
Due to adviser and management fees	(1,042)
Escrow deposits	(8,300)
Interest payable	(751)
Distributions payable	(903)
Total NAV	$110,162
Number of outstanding shares (all classes)	5,161,322

The following table reconciles GAAP total shareholders’ equity and redeemable common shares per our consolidated balance sheets to our total NAV as of December 31, 2025 (amounts in thousands):

Amounts
Total shareholders’ equity and redeemable common shares	$105,105
Adjustments:
Unearned stock compensation	47
Organization and offering costs advanced by the Adviser(1)	2,499
Operating expenses advanced by the Adviser(2)	2,511
Total NAV	$110,162

(1) This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser. The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through May 31, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months commencing on March 3, 2027. Organization and offering expenses incurred after May 31, 2026, will be paid by the Company as incurred.
(2) This represents the unamortized amount of operating expenses advanced by the Adviser. The Adviser has agreed to advance certain of the Company’s operating expenses through May 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after May 31, 2026, will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025 (amounts in thousands, except for per share amount):

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Total NAV	$—	$—	$—	$312	$—	$7,784	$343	$101,723	$110,162
Number of outstanding shares	—	—	—	15,364	—	381,226	15,973	4,748,759	5,161,322
NAV per share as of December 31, 2025	$—	$—	$—	$20.30	$—	$20.42	$21.44	$21.42
Distribution Policy
Any distributions we make will be at the discretion of our board of trustees, considering factors such as our earnings, cash flows, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Shareholders of shares that are repurchased prior to the applicable time of the record date are not entitled to receive a distribution with respect to such shares.
Our board of trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its goal to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.

Beginning January 31, 2025, we have declared monthly distributions for each class of common shares then-outstanding, which are generally paid 20 days after month-end. Each class of our common shares received the same gross distribution per share if then-outstanding. The net distribution rates per share vary for each class based on the applicable shareholder servicing fee, which is deducted from the gross distribution per share and paid to the Dealer Manager.
The table below details the net distribution for each of our share classes for the year ended December 31, 2025:

	Class I Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
January 31, 2025	$—	$—	$0.1350	$0.1350
February 28, 2025	—	—	0.1350	0.1350
March 31, 2025	0.2300	0.2300	0.2300	0.2300
April 30, 2025	0.1350	0.1350	0.1350	0.1350
May 31, 2025	0.1350	0.1350	0.1350	0.1350
June 30, 2025	0.1350	0.1350	0.1350	0.1350
July 31, 2025	0.2300	0.2300	0.2300	0.2300
August 31, 2025	0.1800	0.1800	0.1800	0.1800
September 30, 2025	0.1350	0.1350	0.1350	0.1350
October 31, 2025	0.1550	0.1550	0.1550	0.1550
November 30, 2025	0.1350	0.1350	0.1350	0.1350
December 31, 2025	0.1750	0.1750	0.1750	0.1750
Totals	$1.6450	$1.6450	$1.9150	$1.9150
There were no distributions declared for the period from May 22, 2024 (Date of Formation) through December 31, 2024.

The following table summarizes our inception to date distributions declared (in thousands):

Distributions (Inception to December 31, 2025)
	Amount	%
Distributions
Payable in cash	$6,104	99.5%
Reinvested in shares	29	0.5%
Total distributions	$6,133	100.0%

Sources of Distributions
Cash flows from operating activities(1)	$5,628	91.8%
Cash flows from other sources(2)	505	8.2%
Total sources of distributions	$6,133	100.0%
Total cash flows from operating activities(1)	$5,628
(1) As of December 31, 2025, our inception to date cash flows from operating activities funded 92% of our distributions to date.
(2) Other sources may include cash flows from financing activities, such as proceeds from our debt financings.
There were no distributions declared for the period from May 22, 2024 (Date of Formation) through December 31, 2024.
Unregistered Sales of Equity Securities
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
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (collectively, referred to as, the “Anchor Investment”). The below summarizes the issuances through December 31, 2025, in connection with the Anchor Investment.

Date of Anchor Investments	Aggregate Purchase Price	Price Per Share	Class A Redeemable Common Shares Purchased
December 09, 2024	$10,000,000	$20.00	500,000
February 04, 2025	15,000,000	$21.11	710,634
May 01, 2025	25,000,000	$21.16	1,181,514
July 01, 2025	30,000,000	$21.17	1,417,040
September 02, 2025	20,000,000	$21.29	939,571
Total	$100,000,000		4,748,759
The offer and sale of the shares to the Anchor Investors was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2).
We are engaging in a continuous, blind pool private placement offering of an unlimited number of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 3, 2025, we began accepting subscriptions from investors in such continuous private offering. As of December 31, 2025, the Company has issued 15,364 Class I common shares, 381,226 Class F-I common shares, 15,973 Class E common shares and 4,748,759 Class A common shares, including shares issued pursuant to our DRIP, for an aggregate price of $108.4 million. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
Share Repurchase Plan
On November 11, 2024, our board of trustees adopted a share repurchase plan, whereby shareholders may request on a quarterly basis that we repurchase all or any portion of their shares. The share repurchase plan commenced with the quarterly repurchase period ended June 30, 2025, which was the first full calendar quarter following the Initial Retail Closing of the continuous, blind pool private offering. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter, in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). The Company did not receive any shareholder repurchase requests for the year ended December 31, 2025.
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
The aggregate NAV of total repurchases of Class S, Class T, Class D, Class I, Class F-S, Class F-I, Class E and Class A common shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares and excluding any Early Repurchase Deduction) under our share repurchase plan is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Adviser pursuant to the Advisory Agreement will not be subject to our share repurchase plan, including the repurchase limits and the Early Repurchase Deduction.
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
Under our share repurchase plan, our board of trustees may amend, suspend or terminate our share repurchase plan at any time if it deems such action to be in our best interest. As a result, share repurchases may not be available each calendar quarter. We may fund repurchase requests from sources other than cash flows from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest.

During the year ended December 31, 2025, the Company did not receive any repurchase requests and therefore no common shares were repurchased pursuant to the Company’s share repurchase plan.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
•preserve and protect invested capital, by focusing on high quality real assets with current cash-flows and/or limited business plan risk; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
Our investment strategy is focused on originating, acquiring, financing managing, and disposing of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments“), diversified across both geography and asset class. To a lesser extent, the Company invests in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. Our CRE loans are expected to be primarily secured by properties in the U.S. and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.
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
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. For the taxable year ended December 31, 2025, the Company intends to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

2025 Highlights
Fundraising and Distributions
•During the year ended December 31, 2025, pursuant to the Offering, the Company sold an aggregate of 4,654,456 of its common shares for aggregate net consideration of $98.3 million, plus applicable upfront selling commissions and dealer manager fees. In addition, during the year ended December 31, 2025, the Company issued 1,426 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the year ended December 31, 2025, the Company declared aggregate distributions per share of $1.645 for Class I shares and Class F-I shares and $1.915 for Class E shares and Class A shares. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On February 14, 2025, the Company originated a $76.5 million floating rate first mortgage loan collateralized by a multifamily residential asset in Tempe, AZ. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
•On June 13, 2025, the Company originated a $50 million floating rate first mortgage loan collateralized by a multifamily residential asset in Spring Hill, TN. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
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
Financings
•On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of December 31, 2025. The Company has borrowed $161.7 million and $21.8 million under the terms of the GS Repurchase Agreement as of December 31, 2025 and December 31, 2024, respectively.
•On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of December 31, 2025, the Company had $115.6 million in borrowings under the Citi Facility.
•On November 26, 2024, the Company entered into a credit agreement with JPMorgan Chase Bank N.A. (“JPM”) (“JPM Subscription Agreement”), which provides for a maximum line of credit of $100.0 million, with the ability to increase the maximum amount up to $150.0 million, and a maturity date of November 25, 2025. The Company repaid the entire outstanding balance of the JPM Subscription Agreement and terminated the JPM Subscription Agreement on October 17, 2025.
Key Components of Our Results from Operations
Revenues
We seek to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flows. We seek to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate. We intend to continue to create synergies with Principal Real Estate’s existing debt capabilities by leveraging its significant scale and existing relationships to source ample lending opportunities. Our revenues will primarily comprise interest income generated by investments in loans and by securities backed by loans in addition to loan origination fees and gains on sales of loans and securities investments.

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
Unrealized Gains (Losses) on Assets and Liabilities and Related Valuation Practices
As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, real estate securities and liabilities associated with borrowing facilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The guidance in ASC 825, Financial Instruments provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheets from those instruments using another accounting method.
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
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to shareholder servicing fees will be allocable to Class S shares, Class T shares, Class D shares and Class F-S shares and will only be included in the NAV calculation for that class. Liabilities related to the management fee and performance fee will be allocable to Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares, Class F-I shares and Class A shares and will only be included in the NAV calculation for those classes.
For purposes of calculating our NAV, neither (1) organization and offering expenses paid by the Adviser through May 31, 2026, nor (2) operating expenses incurred by us during the period through May 31, 2026, but paid by the Adviser, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024 (amounts in thousands):

	For the Year Ended December 31, 2025	For the Period from May 22, 2024 (Date of Formation) through December 31, 2024	Change
Revenues
Interest income	$22,185	$255	$21,930
Other revenue	2,306	1,570	736
Total revenue	24,491	1,825	22,666
Expenses
Interest expense	14,725	322	14,403
General and administrative	2,602	9	2,593
Financing fees	2,040	767	1,273
Organization costs	842	—	842
Management fees	511	5	506
Performance fees	31	—	31
Total expenses	20,751	1,103	19,648
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	340	—	340
Unrealized gain (loss) on loans payable	(136)	—	(136)
Total unrealized gains (losses)	204	—	204
Income (loss) before income tax expense (benefit)	3,944	722	3,222
Income tax expense (benefit)	(7)	176	(183)
Net income (loss)	$3,951	$546	$3,405
Due to a full year of loans originated and investment activity during the year ended December 31, 2025, our results of operations for the partial year period from May 22, 2024 (Date of Formation) through December 31, 2024 are not comparable.

•Revenues totaled $24.5 million, and consisted of interest income of $22.2 million and other revenue of $2.3 million (predominantly origination fees). The increase from $1.8 million for the period from May 22, 2024 (Date of Formation) through December 31, 2024 was primarily due to the increase in the size of our investment portfolio, including related increases in origination fees and a full year of interest income.
•Interest expenses were $14.7 million and were incurred in financing the loan assets originated throughout the year ended December 31, 2025. The increase in interest expense during the year ended December 31, 2025 as compared to the period from May 22, 2024 (Date of Formation) through December 31, 2024 was primarily due to the increase in the size of our investment portfolio and a full year of interest.
•For the year ended December 31, 2025, general and administrative fees were $2.6 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will commence reimbursement to the Adviser of such amounts on May 31, 2026, ratably in 60 monthly installments. The Company began recognizing operating costs incurred by the Adviser on March 3, 2025, the date of the Initial Retail Closing of the Offering.
•Financing fees were $2.0 million and were incurred in financing the loan assets originated throughout the year ended December 31, 2025. The increase in financing fees incurred during the year ended December 31, 2025 compared to those incurred for the period from May 22, 2024 (Date of Formation) through December 31, 2024 was primarily due to the increase in the size of our investment portfolio.
•Management fees and performance fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. For the year ended December 31, 2025, the Company incurred $511 thousand of management fees and $31 thousand of performance fees. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company incurred $5 thousand of management fees and no performance fees.
Financial Condition
Investment Activities
As of December 31, 2025, the Company had originated ten CRE Debt Investments. The following table details certain statistics of the Company’s investments in loans receivable portfolio as of December 31, 2025 (amounts in thousands):

Loan / Property Type	Location	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)			Maximum Maturity(3)	LTV(4)
Senior Loans:
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	$25,002	1-Month Term SOFR	+	3.25%	1/1/2030	72%
Industrial	Puyallup, WA	12/16/2024	$32,500	$30,350	$30,402	1-Month Term SOFR	+	3.25%	1/1/2029	51%
Industrial	Olathe, KS	12/30/2024	$40,728	$39,352	$39,357	1-Month Term SOFR	+	3.40%	1/1/2030	78%
Industrial	Greenwood, IN	12/30/2024	$12,637	$10,197	$10,197	1-Month Term SOFR	+	3.85%	1/1/2030	56%
Industrial	Mesa, AZ	12/30/2024	$19,139	$17,620	$17,637	1-Month Term SOFR	+	3.70%	1/1/2030	71%
Industrial	Richmond, CA	12/30/2024	$27,017	$24,292	$24,292	1-Month Term SOFR	+	3.85%	1/1/2030	64%
Residential	Tempe, AZ	2/14/2025	$76,500	$76,057	$76,108	1-Month Term SOFR	+	3.25%	3/1/2030	72%
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,000	$50,116	1-Month Term SOFR	+	3.35%	7/1/2030	65%
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,500	$68,540	1-Month Term SOFR	+	3.25%	8/1/2030	77%
Residential	Richmond, TX	8/7/2025	$35,600	$35,600	$35,657	1-Month Term SOFR	+	3.25%	9/5/2030	71%
			$387,621	$376,968	$377,308
(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Cash coupon is expressed as the relevant floating benchmark rate (1-Month Term SOFR) plus the spread in effect as of December 31, 2025. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2025, the individual rate floor of each loan in the portfolio ranged from 6.25% to 6.85%.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)The LTV ratio for each investment is based on the most recent outstanding loan balance and the MAI appraised value, which are not updated for subsequent loan modifications or upsizes.

Financing Activities
We finance the majority of our CRE Debt Investments portfolio through repurchase agreements. The table below summarizes our borrowings as of December 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.92%	$250,000	$88,323	$161,677	$161,721	$222,995	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.48%	$250,000	$134,425	$115,575	$115,667	$154,312	6/28/2027	6/27/2028
		$500,000	$222,748	$277,252	$277,388	$377,307
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
The Anchor Investors have agreed, from time to time, to purchase from the Company an aggregate amount of not less than $150.0 million in Class A shares, at a price per share equal to the Company’s most recently determined NAV of its Class E shares, or if an NAV has yet to be calculated, then at a price per share equal to $20.00. Further, each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. As of December 31, 2025, Anchor Investors have purchased $100 million in our Class A shares.
We expect to generate cash primarily from (i) the net proceeds of our continuous, blind pool private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of equity and / or debt securities.
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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2025, the Company had established loan repurchase facilities with Goldman and Citibank for $250 million and $250 million, respectively. The Company has pledged four residential and six industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $161.7 million and $115.6 million in outstanding debt with Goldman and Citibank, respectively, as of December 31, 2025. Refer to Note 3 - “Investments in Loans Receivable” and Note 4 - “Debt” for further information.
As of December 31, 2025, the company had cash and cash equivalents of $10.5 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $88.3 million and $134.4 million with Goldman and Citibank, respectively. These amounts do not include $50.0 million of undrawn capacity under Anchor Investor’s equity commitment which represents readily available liquidity.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the year ended December 31, 2025 (amounts in thousands):

Amounts
Cash flows provided by operating activities	$3,804
Cash flows used in investing activities	(228,822)
Cash flows provided by financing activities	227,734
Net increase in cash, cash equivalents and restricted cash	$2,716
Net cash provided by operating activities was $3.8 million and was primarily comprised of interest income and origination fee income, partially being offset by increases in interest income receivables and paid-in-kind interest income during the period.
Net cash used in investing activities was $(228.8) million and was related to the loan originations and funding activity during the period.
Net cash provided by financing activities was $227.7 million and was related to the additional proceeds from and repayment of the loan payable and the proceeds from the offering during the period.
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in loans receivable and revenue recognition to be our critical accounting policies. Refer to Note 2 — “Summary of Significant Accounting Policies” to our financial statements for further descriptions of such accounting policies.
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
As discussed in Note 2 – “Summary of Significant Accounting Policies” to our financial statements, the Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, infrastructure loans, real estate securities and liabilities associated with borrowing facilities. The fair value elections have been made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock.
The decision to elect the fair value option will be determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheets from those instruments using another accounting method.
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
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized. The company had no deferred tax asset or liability as of December 31, 2025.
Recent Accounting Developments
Refer to Note 2 – “Summary of Significant Accounting Policies” to the financial statements for a discussion of recent accounting developments and the expected impact to the Company.
Subsequent Events
In preparing these consolidated financial statements, management evaluated subsequent events through March 26, 2026, the date these consolidated financial statements were issued. Based on this evaluation, the Company identified the following events occurring subsequent to December 31, 2025 that require disclosure.
On January 27, 2026, in connection with the offering of Preferred Shares, the Company issued an aggregate of 74 shares of its 12.0% Series A Cumulative Redeemable Preferred Shares (“Preferred Shares”) at a price per share of $1,000 for an aggregate purchase price of $74.
On March 24, 2026, the Company amended the Advisory Agreement, pursuant to which the Adviser has agreed to extend the period during which to advance such organization and offering expenses and certain operating expenses through May 31, 2026, and the Advisor will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027.
On March 25, 2026, the Company received full repayment of the Castle Rock loan. A portion of the proceeds from the payoff were used to reduce borrowings outstanding under the GS Repurchase Agreement that had financed the loan origination.
Additionally, the Company issued the following shares, including shares issued under the DRIP subsequent to December 31, 2025 (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class I Common Shares	29,016	$589
Class F-S Common Shares	34,273	700
Class F-I Common Shares	143,241	2,927
Class E Common Shares	9,507	204
Preferred Shares	74	74
Total	216,111	$4,494

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
The net interest income sensitivity analysis calculates the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2025.
The estimated impact on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$997	8.57%
-1.00%	$(879)	-7.55%
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Accounting Firm (PCAOB ID No. 34)	84
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	85
Consolidated Statements of Operations for the year ended December 31, 2025 and the period from May 22, 2024 (Date of Formation) through December 31, 2024	86
Consolidated Statements of Changes in Equity for the year ended December 31, 2025 and the period from May 22, 2024 (Date of Formation) through December 31, 2024	87
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and the period from May 22, 2024 (Date of Formation) through December 31, 2024	88
Notes to Consolidated Financial Statements	89
Schedule IV - Mortgage Loans on Real Estate	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Principal Credit Real Estate Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Principal Credit Real Estate Income Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for the year ended December 31, 2025, and the period from May 22, 2024 (Date of Formation) through December 31, 2024, and the related notes and the schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Des Moines, Iowa
March 26, 2026
We have served as the Company’s auditor since 2024.

Principal Credit Real Estate Income Trust
Consolidated Balance Sheets
(in thousands, except for share and per share data)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Investments in loans receivable, at fair value	$377,308	$140,569
Cash and cash equivalents	10,547	11,888
Restricted cash	8,300	4,243
Accrued interest receivable	2,344	—
Total assets	$398,499	$156,700
LIABILITIES AND EQUITY
Loans payable, at fair value	277,388	21,750
Line of credit, at cost	—	119,000
Escrow deposits	8,300	4,243
Due to adviser	6,052	655
Distributions payable	903	—
Interest payable	751	322
Income tax payable	—	176
Total liabilities	293,394	146,146
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	102,066	10,008
Equity
Common shares - Class I shares, par value $0.01 per share; 15,364 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common shares - Class F-I shares, par value $0.01 per share; 381,226 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4	—
Additional paid-in capital	4,133	—
Accumulated earnings (deficit) and cumulative distributions	(1,098)	546
Total shareholders’ equity	3,039	546
Total liabilities, redeemable common shares and equity	$398,499	$156,700
See accompanying notes to consolidated financial statements.

Principal Credit Real Estate Income Trust
Consolidated Statements of Operations
(in thousands, except for share and per share data)

	For the Year Ended December 31, 2025	For the Period from May 22, 2024 (Date of Formation) through December 31, 2024
Revenues
Interest income	$22,185	$255
Other revenue	2,306	1,570
Total revenue	24,491	1,825
Expenses
Interest expense	14,725	322
General and administrative	2,602	9
Financing fees	2,040	767
Organization costs	842	—
Management fees	511	5
Performance fees	31	—
Total expenses	20,751	1,103
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	340	—
Unrealized gain (loss) on loans payable	(136)	—
Total unrealized gains (losses)	204	—
Income (loss) before income tax expense (benefit)	3,944	722
Income tax expense (benefit)	(7)	176
Net income (loss)	$3,951	$546
Net income (loss) per common share, basic and diluted	$1.25	$11.59
Weighted-average common shares outstanding, basic and diluted	3,172,360	47,123
See accompanying notes to consolidated financial statements.

Principal Credit Real Estate Income Trust
Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-I	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at May 22, 2024 (Date of Formation)	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—
Net income	—	—	—	546	546
Remeasurement of redeemable common shares	—	—	—	—	—
Balance at December 31, 2024	$—	$—	$—	$546	$546
Common shares issued	—	4	8,098	—	8,102
Offering costs	—	—	(1,657)	—	(1,657)
Unearned stock compensation	—	—	(47)	—	(47)
Net Income (net of $3,661 allocated to redeemable shares)	—	—	—	290	290
Distributions declared to shareholders (net of $5,738 allocated to redeemable shares)	—	—	—	(390)	(390)
Remeasurement of redeemable common shares	—	—	(2,261)	(1,544)	(3,805)
Balance at December 31, 2025	$—	$4	$4,133	$(1,098)	$3,039
See accompanying notes to consolidated financial statements.

Principal Credit Real Estate Income Trust
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2025	For the Period from May 22, 2024 (Date of Formation) through December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,951	$546
Adjustments to reconcile net income to net cash provided by operating activities
Interest income paid in kind	(3,520)	—
Financing fees paid	1,871	117
Unrealized (gain)/loss on loans receivable	(340)	—
Unrealized (gain)/loss on loans payable	136	—
Amortization of restricted shares	58	8
Change in assets and liabilities
(Increase)/decrease in interest receivable	(2,344)	—
Increase/(decrease) in due to adviser	3,740	655
Increase/(decrease) in interest payable	428	322
Increase/(decrease) in income tax payable	(176)	176
Net cash provided by operating activities	3,804	1,824
CASH FLOWS FROM INVESTING ACTIVITIES
Loan origination and funding activity	(232,879)	(140,569)
Net increase in escrow deposits	4,057	4,243
Net cash used in investing activities	(228,822)	(136,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit	(338,000)	(22,000)
Borrowings under loans payable	255,502	21,750
Borrowings under line of credit	219,000	141,000
Proceeds from issuance of redeemable common shares	90,226	10,000
Contributions received from common shares issued	8,073	—
Distributions paid to shareholders	(5,196)	—
Financing fees paid	(1,871)	(117)
Proceeds from issuance of redeemable shares	—	1
Redemption of redeemable shares	—	(1)
Net cash provided by financing activities	227,734	150,633
Net change in cash, cash equivalents and restricted cash	$2,716	$16,131
Cash and cash equivalents and restricted cash, beginning of period	16,131	—
Cash and cash equivalents and restricted cash, end of period	$18,847	$16,131
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	10,547	11,888
Restricted cash, end of period	8,300	4,243
Cash and cash equivalents and restricted cash, end of period	$18,847	$16,131
Supplemental disclosure of cash flows information:
Cash paid for interest	$14,300	$—
Non-cash financing activities:
Accrued offering costs due to adviser	$1,657	$—
Distributions payable	$903	$—
Distribution reinvestment	$29	$—
Issuance of Class E shares as payment of the board of trustees compensation	$104	$—
See accompanying notes to consolidated financial statements.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)

1.Organization and Business Purpose
Principal Credit Real Estate Income Trust (the “Company”) was formed on May 22, 2024 (Date of Formation), as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2025. The Company is managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG.” The Company entered into a Dealer Manager Agreement with Principal Funds Distributor, Inc., a Washington corporation and affiliate of Principal Real Estate (the “Dealer Manager”). The Dealer Manager is registered as a broker-dealer and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.
The Company was organized to originate, acquire, finance, manage and dispose of a portfolio of primarily commercial real estate (“CRE”) debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments”), diversified across both geography and asset class. To a lesser extent, the Company invests in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. The Company believes its other real estate-related debt securities will help maintain liquidity to satisfy any share repurchases it chooses to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income. The Company seeks to focus on senior secured floating rate investments, collateralized by high quality real estate assets to generate current cash flows. The Company seeks to identify attractive risk-reward investments by financing high quality real estate assets primarily located in the top 50 metropolitan statistical areas as tracked by Principal Real Estate.
As of December 31, 2025, the Company had ten investments in loans receivable with a principal balance of $377.0 million.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.
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
Investments in Loans Receivable
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

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
Investments in loans receivable tend to have shorter maturities and are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Loans with a balloon payment involve a greater risk to a lender than fully amortizing loans because the ability of the borrower to make a balloon payment typically will depend upon its ability either to fully refinance the loan or to sell the property securing the loan at a price sufficient to permit the borrower to make the balloon payment. The ability of a borrower to affect a refinancing or sale will be affected by several factors, including the value of the property, the level of available mortgage rates at the time of sale or refinancing, the borrower’s equity in the property, the financial condition and operating history of the property and the borrower, prevailing economic conditions, and the availability of credit for loans secured by the specific type of property. Commercial mortgage loans generally are non-recourse to borrowers. In the event of foreclosure, the value at that time of the collateral securing the loan may be less than the principal amount outstanding on the loan.
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
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE Debt Investments, real estate-related debt securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in investments in loans receivable, at fair value and loans payable, at fair value on the Consolidated Balance Sheets. The fair value election is made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common stock. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option election is made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Consolidated Statements of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Consolidated Statements of Operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, the instrument is reported at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where the Company does not elect the fair value option, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. When the Company elects the fair value option, origination fees and direct loan costs are recorded directly in income on the Consolidated Statements of Operations within Other revenue and are not deferred. As of December 31, 2025, the Company has elected the fair value option for all of its outstanding loans.
The Company considers credit risk and risk of nonperformance in its evaluation of whether to record interest income and fee income on an accrual basis. Commercial mortgage loans in default may be placed on non-accrual status with recognition of interest income recognized when received. As of December 31, 2025, no loans were placed on non-accrual status.
Organization and Offering Expenses
Organization costs are expensed as incurred and recorded on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
The Adviser has agreed to advance organization and offering expenses associated with this offering (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through the first anniversary of the Initial Retail Closing, which occurred on March 3, 2025 (the “Initial Retail Closing”) of the Company’s continuous, blind pool private offering (the “Offering”) that included non-Anchor Investors. On March 24, 2026, the Company entered into Amendment No. 1 to the Advisory Agreement, pursuant to which the Adviser has agreed to extend the period during which to advance such organization and offering and certain operating expenses through May 31, 2026, and the Adviser will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date.
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $0.84 million and $1.66 million, respectively. These organization and offering expenses are recorded as a component of Due to adviser on the Company’s Consolidated Balance Sheets as of December 31, 2025. Organization expenses have been expensed as incurred, and offering expenses have been charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets.
Operating Expenses
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through May 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after May 31, 2026, will be paid by the Company as incurred. As of December 31, 2025, general and administrative expenses in the amount of $2.60 million were incurred. Operating expenses are recorded within General and administrative expenses on the Company’s Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets. As of December 31, 2025, the Adviser had incurred operating costs on the Company’s behalf of $2.51 million, which has been recorded as a component of Due to adviser on the Company’s Consolidated Balance Sheets.
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
The Company intends to form wholly-owned subsidiaries to function as TRSs and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service, if needed. In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs will be subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized. The Company had no deferred tax asset or liability as of December 31, 2025.
Share-based Payments
The Company recognizes the cost of share-based compensation within general and administrative expenses in the Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. For the year ended December 31, 2025, the Company granted 2,625 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV per share as of November 14, 2025 (the grant date) of $21.43 that vest one year from the date of grant. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56.2 based on the NAV per share as of November 11, 2024 (the grant date) of $20.00 that vested one year from the date of grant. For the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company recognized compensation expenses of $57.9 and $7.9 respectively.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities (“CMBS”), loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of December 31, 2025, the Company’s assets included ten CRE Debt Investments. Refer to Note 3 - “Investments in Loans Receivable” for additional information.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the origination and servicing of commercial mortgage loans. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President, Chief Business Officer, Chief Financial Officer, Head of Investment Production, and the Company’s Portfolio Managers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. The CODM does not regularly review asset information. All expense categories on the Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which improves income tax disclosures by primarily requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU became effective for the Company’s fiscal year ended December 31, 2025. The guidance did not have a material impact on the Company’s notes to the consolidated financial statements. Any required disclosure is reflected in the Income Taxes section elsewhere in Note 2.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to consolidated financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will have the election to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s consolidated financial statements.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
3.Investments in Loans Receivable
As of December 31, 2025, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,002	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$30,350	$30,402	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$39,352	$39,357	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$10,197	$10,197	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,620	$17,637	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$24,292	$24,292	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	$76,057	$76,108	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,116	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,540	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	$35,600	$35,657	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
			$376,968	$377,308
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term Secured Overnight Financing Rate ("SOFR") in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2025, the individual rate floor of each loan in the portfolio ranged from 6.25% to 6.85%.
(2)Payment terms for all loans in the Company’s loan portfolio are interest only (“I/O”) with principal due at maturity.

As of December 31, 2024, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,000	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	$29,000	$29,000	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$36,324	$36,324	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$9,547	$9,547	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,231	$17,231	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$23,467	$23,467	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
			$140,569	$140,569
(1)All loans in the Company’s loan portfolio earn interest at a rate of the SOFR in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2024, the individual rate floor of each loan in the portfolio ranged from 6.25% to 6.85%.
(2)Payment terms for all loans in the Company’s loan portfolio are interest only (“I/O”) with principal due at maturity.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
4.Debt
The following table presents the value of loans payable, at fair value, as of December 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.92%	$250,000	$88,323	$161,677	$161,721	$222,995	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.48%	$250,000	$134,425	$115,575	$115,667	$154,312	6/28/2027	6/27/2028
					$277,388

The following table presents the value of loans payable, at fair value, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	6.47%	$250,000	$228,250	$21,750	$21,750	$29,000	12/17/2026	12/17/2031
There was no line of credit outstanding, as of December 31, 2025.
The following table presents the value of line of credit, at cost, as of December 31, 2024 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
JPM Line of Credit	6.84%	$150,000	$7,000	$119,000	N/A	N/A	11/25/2025	5/26/2026
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of December 31, 2025. The Company has borrowed $161.7 million and $21.8 million under the terms of the GS Repurchase Agreement as of December 31, 2025 and December 31, 2024, respectively.
Advances under the GS Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the GS Repurchase Agreement) for a one-month period plus a margin, subject to a rate floor, as agreed upon by Goldman and the Company for each transaction. Interest is paid monthly. The stated termination date of the GS Facility is December 17, 2026, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.
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
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2025, the Company was in compliance with all covenants.
Citibank, N.A.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). As of December 31, 2025, the Company had $115.6 million in borrowings under the Citi Facility.
Advances under the Citi Facility accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Citi Repurchase Agreement) for a one-month period plus a margin, subject to a rate floor, as agreed upon by Citibank and the Company for each transaction. Interest is paid monthly. The stated termination date of the Citi Facility is June 27, 2027, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.

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
The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of December 31, 2025, the Company was in compliance with all covenants.
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
As of December 31, 2025, there were no balances outstanding as the Company has paid the entire outstanding balance and terminated the JPM subscription line on October 17, 2025. As of December 31, 2024, the balance outstanding under the JPM Subscription Line was $119.0 million, with an effective interest rate of 6.84%.
5.Commitments and Contingencies
As of December 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
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
The following table details the issuance of Class A common shares to the Anchor Investors.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)

Date of Anchor Investments	Aggregate Purchase Price	Price Per Share	Class A Redeemable Common Shares Purchased
December 09, 2024	$10,000,000	$20.00	500,000
February 04, 2025	15,000,000	$21.11	710,634
May 01, 2025	25,000,000	$21.16	1,181,514
July 01, 2025	30,000,000	$21.17	1,417,040
September 02, 2025	20,000,000	$21.29	939,571
Total	$100,000,000		4,748,759
Each of the offers and sales of the shares described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.
The following table summarizes the changes in the Company’s outstanding redeemable common shares for the period from May 22, 2024 (Date of Formation) through December 31, 2024 and the year ended December 31, 2025 (amounts in thousands except share amounts):

	Class A Redeemable Common Shares	Class E Redeemable Common Shares	Total
Balance at May 22, 2024 (Date of Formation)	—	—	—
Issuance of redeemable common shares	500,000	50	500,050
Common shares Redeemed	—	(50)	(50)
Balance at December 31, 2024	500,000	—	500,000
Issuance of redeemable common shares	4,248,759	15,973	4,264,732
Common shares Redeemed	—	—	—
Balance at December 31, 2025	4,748,759	15,973	4,764,732

Balance at May 22, 2024 (Date of Formation)	$—	$—	$—
Proceeds from issuance of redeemable common shares	10,000	1	10,001
Allocation of net income	8	(1)	7
Balance at December 31, 2024	10,008	—	10,008
Proceeds from issuance of redeemable common shares	90,000	330	90,330
Allocation of net income	3,649	12	3,661
Distributions declared to shareholders	(5,730)	(8)	(5,738)
Remeasurement of redeemable common shares	3,804	1	3,805
Balance at December 31, 2025	$101,731	$335	$102,066
As of December 31, 2025 and December 31, 2024, Class A shares held by Anchor Investors and Class E shares held by non-employee trustees and employees of the Adviser are classified in mezzanine equity. Holders of the Class A shares may request repurchase of these shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).
Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030, which is the date that is the fifth anniversary of the Initial Retail Closing (as defined below) (the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that the Company repurchase (each, an “Anchor Investor Repurchase”), an aggregate number of Class A shares equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after it first satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan. The Class A shares issued in the Anchor Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction (defined below). However, the aggregate amount of Class A shares that may be repurchased by the Company from Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the share repurchase plan, as described above.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
The Company compensates each of its non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75.0, plus an additional cash annual retainer of $15.0 for the chairperson of the Audit Committee. The Company pays in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of the Company’s common shares. For the year ended December 31, 2025, the Company granted 2,625 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV per share as of November 14, 2025 (the grant date) of $21.43 that vest one year from the date of grant. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company granted 2,814 restricted Class E shares to its independent trustees with a fair value of $56.2 based on the NAV per share as of November 11, 2024 (the grant date) of $20.00 that vested one year from the date of grant. For the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company recognized compensation expenses of $57.9 and $7.9, respectively.
The Class A and Class E shares are classified as redeemable common shares on the Company’s Consolidated Balance Sheets.
Distributions
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$1.9150	$1.9150
Shareholder servicing fee per common share	—	—
Net distributions per common share	$1.9150	$1.9150
There were no distributions declared for the period from May 22, 2024 (Date of Formation) through December 31, 2024.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
7.Shareholders’ Equity
Authorized Capital
Under its Declaration of Trust, the Company is authorized to issue an unlimited number of common shares, including an unlimited number of shares classified as Class S shares, an unlimited number of shares classified as Class T shares, an unlimited number of shares classified as Class D shares, an unlimited number of shares classified as Class I shares, an unlimited number of shares classified as Class F-S shares, an unlimited number of shares classified as Class F-I shares, an unlimited number of shares classified as Class E shares, an unlimited number of shares classified as Class A shares, and an unlimited number of shares classified as preferred shares of beneficial interest, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance fees. The purchase price per share for each class of common shares will vary and will generally equal the Company’s prior month’s NAV per share for such class, as determined monthly, plus, for Class S shares, Class T shares, Class D shares and Class F-S shares only, applicable upfront selling commissions and dealer manager fees. For newly issued classes that do not have a monthly NAV determined, the initial purchase price per share of such class will equal, (i) with respect to founder shares, the most recently determined NAV per share for Class F-I shares, and (ii) with respect to all other shares, the most recently determined NAV per share for Class I shares, in each case, until such class has a monthly NAV per share determined, plus any applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common share will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
Common Shares
On November 26, 2024, the Company commenced the Offering of an unlimited number of its common shares.
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the year ended December 31, 2025 (amounts in thousands except share data):

	Class I Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—
Common shares issued	15,364	381,226	396,590
Shares outstanding as of December 31, 2025	15,364	381,226	396,590

Proceeds from issuance of common shares as of December 31, 2024	$—	$—	$—
Proceeds from issuance of common shares as of December 31, 2025	$312	$7,790	$8,102
There were no common shares issued or outstanding for the period from May 22, 2024 (Date of Formation) through December 31, 2024.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations. The share repurchase plan commenced with the quarterly repurchase period ending June 30, 2025, which was the first full calendar quarter following the Initial Retail Closing of the Offering. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). The Company did not receive any shareholder repurchase requests for the year ended December 31, 2025.
The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares, Class F-I shares, Class E shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month).

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
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
Under the share repurchase plan, the Company’s board of trustees may amend, suspend or terminate the share repurchase plan at any time if it deems such action to be in the best interest of the Company. As a result, share repurchases may not be available each quarter.
The Company may fund repurchase requests from sources other than cash flows from operations, including, without limitation, borrowings, offering proceeds (including from sales of its common shares), the sale of its assets, and repayments of its real estate debt investments, and the Company has no limits on the amounts it may fund from such sources.
The following table details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2025:

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
Upfront selling commissions and dealer manager fees (% of transaction price)	Up to 3.5%	Up to 3.5%	Up to 1.5%	—	Up to 3.5%	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	0.85%	—	—	—
For Class S shares and Class F-S shares sold in the Offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class T shares sold in the Offering, investors will pay upfront selling commissions of up to 3.0% and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 1.5% of the transaction price.
The Dealer Manager is entitled to receive shareholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares, Class T shares and Class F-S shares. For Class T shares such shareholder servicing fee includes, an adviser shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the adviser shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. The Dealer Manager is entitled to receive shareholder servicing fees of 0.25% per annum of the aggregate NAV for Class D shares.
No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares, Class F-I shares, Class E shares and Class A shares or common shares of any class that are sold pursuant to our distribution reinvestment plan. The Company does not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class E shares or Class A shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Class I Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$1.6450	$1.6450
Shareholder servicing fee per common share	—	—
Net distributions per common share	$1.6450	$1.6450
There were no distributions declared for the period from May 22, 2024 (Date of Formation) through December 31, 2024.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
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

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investments in loans receivable, at fair value	$—	$—	$377,308	$—	$—	$140,569
Total	$—	$—	$377,308	$—	$—	$140,569
Financial Liabilities:
Loans payable, at fair value	$—	$—	$277,388	$—	$—	$21,750
Total	$—	$—	$277,388	$—	$—	$21,750
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024 (amounts in thousands):

Balance as of May 22, 2024	$—
Loan originations and funding	140,569
Balance as of December 31, 2024	$140,569
Loan originations and funding	232,879
Interest income paid in kind	3,520
Unrealized gain	340
Balance as of December 31, 2025	$377,308
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024 (amounts in thousands):

Balance as of May 22, 2024	$—
Borrowings under repurchase agreement	21,750
Balance as of December 31, 2024	$21,750
Borrowings under repurchase agreement	255,502
Unrealized loss	136
Balance as of December 31, 2025	$277,388
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025 (amounts in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investments in loans receivable, at fair value	$377,308	Discounted Cash Flow	Discount Rate	3.35%
Financial Liabilities:
Loans payable, at fair value	$277,388	Discounted Cash Flow	Discount Rate	1.99%

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024 (amounts in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average*
Financial Assets:
Investments in loans receivable, at fair value	$140,569	Discounted Cash Flow	Discount Rate	3.48%
Financial Liabilities:
Loans payable, at fair value	$21,750	Discounted Cash Flow	Discount Rate	2.10%
*The preceding tables shows discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Principal Life, an Anchor Investor, intends to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $50.0 million and $5.0 million of Class A shares in connection with this commitment as of December 31, 2025 and December 31, 2024, respectively.
On August 8, 2025, the Company entered into the Second Amended and Restated Advisory Agreement, as amended by that certain Amendment No. 1, dated March 24, 2026 (as amended, the “Advisory Agreement”), with the Adviser, pursuant to which the Adviser is responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.

Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class F-S shares, Class F-I shares and Class A shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the year ended December 31, 2025, the Company incurred $511 of management fees. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company incurred $5 of management fees.
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

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash in-come or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the year ended December 31, 2025, the Company incurred $31 of performance fees. For the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company incurred no performance fees.
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
The following table details the components of due to the Adviser and its affiliates (amounts in thousands):

	As of December 31, 2025	As of December 31, 2024
Accrued offering costs	$1,657	$—
Accrued operational costs	2,511	—
Accrued loan financing fees	819	650
Accrued organizational costs	842	—
Accrued management fees	208	5
Accrued performance fees	15	—
Total Due to Adviser	$6,052	$655
Accrued operating costs
The Adviser had incurred operating costs on the Company’s behalf of $2.5 million through December 31, 2025. Such costs are recorded as a component of Due to adviser on the accompanying Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued organization and offering costs
The Adviser had incurred $0.8 million of organization and $1.7 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through December 31, 2025. Such costs are recorded as a component of Due to adviser on the accompanying Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class S shares, Class T shares, Class D shares and Class F-S shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. For the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, the Company incurred no accrued shareholder servicing fees.

Table of Contents	Principal Credit Real Estate Income Trust Notes to Consolidated Financial Statements (amounts in thousands, except for share and per share data)
10.Net Income Per Share
Net income per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share.
Net income per common share for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Formation) through December 31, 2024, is computed as follows (in thousands, except for share and per share data):

For the year ended December 31, 2025	Class I Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income attributable to Principal Credit Real Estate Income Trust	$2	$240	$3	$3,706	$3,951
Weighted-average shares of common stock outstanding - Basic and diluted	2,116	200,917	4,054	2,965,273	3,172,360
Net income per common share - Basic and diluted	$1.12	$1.19	$0.72	$1.25	$1.25

For the Period from May 22, 2024 (Date of Formation) through December 31, 2024:	Class A Common Shares
Net income attributable to Principal Credit Real Estate Income Trust	$546
Weighted-average shares of common stock outstanding - Basic and diluted	47,123
Net income per common share - Basic and diluted	$11.59
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
12.Subsequent Events
In preparing these consolidated financial statements, management evaluated subsequent events through March 26, 2026, the date these consolidated financial statements were issued. Based on this evaluation, the Company identified the following events occurring subsequent to December 31, 2025 that require disclosure.
On January 27, 2026, in connection with the offering of Preferred Shares, the Company issued an aggregate of 74 shares of its 12.0% Series A Cumulative Redeemable Preferred Shares (“Preferred Shares”) at a price per share of $1,000 for an aggregate purchase price of $74.
On March 24, 2026, the Company entered into Amendment No. 1 to the Advisory Agreement, pursuant to which the Adviser has agreed to extend the period during which to advance such organization and offering expenses and certain operating expenses through May 31, 2026, and pursuant to which the Adviser will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027.
On March 25, 2026, the Company received full repayment of the Castle Rock loan. A portion of the proceeds from the payoff were used to reduce borrowings outstanding under the GS Repurchase Agreement that had financed the loan origination.
Additionally, the Company issued the following shares, including shares issued under the DRIP subsequent to December 31, 2025 (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class I Common Shares	29,016	$589
Class F-S Common Shares	34,273	700
Class F-I Common Shares	143,241	2,927
Class E Common Shares	9,507	204
Preferred Shares	74	74
Total	216,111	$4,494

Table of Contents	Principal Credit Real Estate Income Trust Schedule IV - Mortgage Loans on Real Estate As of December 31, 2025 (in thousands)
Schedule IV - Mortgage Loans on Real Estate

Loan / Property Type	Location	Prior Liens(1)	Principal Balance Outstanding		Carrying Amount (Fair Value)	Stated Rate(3)			Payment Terms(4)	Maximum Maturity(5)	Principal Amount of Delinquent Loans	Origination Date
Senior Loans:
Industrial	Castle Rock, CO	N/A	$25,000		$25,002	SOFR	+	3.25%	Monthly; I/O	1/1/2030	$—	12/10/2024
Industrial	Puyallup, WA	N/A	30,350		30,402	SOFR	+	3.25%	Monthly; I/O	1/1/2029	—	12/16/2024
Industrial	Olathe, KS	N/A	39,352		39,357	SOFR	+	3.40%	Monthly; I/O	1/1/2030	—	12/30/2024
Industrial	Greenwood, IN	N/A	10,197		10,197	SOFR	+	3.85%	Monthly; I/O	1/1/2030	—	12/30/2024
Industrial	Mesa, AZ	N/A	17,620		17,637	SOFR	+	3.70%	Monthly; I/O	1/1/2030	—	12/30/2024
Industrial	Richmond, CA	N/A	24,292		24,292	SOFR	+	3.85%	Monthly; I/O	1/1/2030	—	12/30/2024
Residential	Tempe, AZ	N/A	76,057		76,108	SOFR	+	3.25%	Monthly; I/O	3/1/2030	—	2/14/2025
Residential	Spring Hill, TN	N/A	50,000		50,116	SOFR	+	3.35%	Monthly; I/O	7/1/2030	—	6/13/2025
Residential	Los Angeles, CA	N/A	68,500		68,540	SOFR	+	3.25%	Monthly; I/O	8/1/2030	—	7/17/2025
Residential	Richmond, TX	N/A	35,600		35,657	SOFR	+	3.25%	Monthly; I/O	9/5/2030	—	8/7/2025
Total			$376,968	(2)	$377,308						$—
(1)Represents only third party liens.
(2)The tax basis of the loans included above is $377 million as of December 31, 2025.
(3)All loans in the Company’s loan portfolio earn interest at a rate of the SOFR in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2025, the individual rate floor of each loan in the portfolio ranged from 6.25% to 6.85%.
(4)Payment terms for all loans in the Company’s loan portfolio are interest only (“I/O”) with principal due at maturity.
(5)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
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
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 24, 2026, the Company and the Adviser entered into Amendment No. 1 to the Second Amended and Re-stated Advisory Agreement, pursuant to which the Advisor has agreed to extend the period during which to advance such organization and offering and certain operating expenses through May 31, 2026, and the Company will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months commencing on March 3, 2027. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1, a copy of which is included as Exhibit 10.2 to this Annual Report on Form 10-K and incorporated herein by reference.

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
Trustees and Executive Officers
Information regarding our trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
John T. Berg	55	Chairman of the Board and Chief Executive Officer	2024
Rohit Vohra	53	Trustee and Head of Global Wealth Alternatives	2024
Christopher Duey	56	President	2024
Brian Riley	40	Chief Financial Officer	2024
Rajee Harris	37	Chief Business Officer	2025
Kevin Catlett	55	Head of Investment Production	2024
Anne Cook	46	Counsel and Secretary	2024
Kirloes Gerges	44	Portfolio Manager	2024
Troy W. Kort	55	Portfolio Manager	2024
Andrea Balkan	61	Independent Trustee	2024
Richard Jones	72	Independent Trustee	2024
Jennifer Pedigo	62	Independent Trustee	2024

* As of December 31, 2025.
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
Rohit Vohra has served as our Global Head of Product Private Markets since December 2025 after serving since our formation in May 2024 as our Head of Global Wealth Alternatives. He has served as a trustee since November 2024. He is the Head of Global Product Private Markets at Principal Asset Management. Mr. Vohra is leading Principal’s efforts in delivering its institutional-quality private investing platform to high-net worth investors and their advisors globally. Prior to joining Principal in 2021, Mr. Vohra was COO at Invesco Private Capital focusing on private equity. In 2016 Oppenheimer Funds hired him to build the private market business, where he launched OC Private Capital (a joint venture between Oppenheimer Funds and The Carlyle Group). As COO of OC Private Capital, he launched the Carlyle Tactical Private Credit Fund, focused on mass affluent investors. Between 2013 and 2016, Mr. Vohra was at RBC Wealth Management, where he was responsible for its global alternative investment business. Over his more than two decades in the alternative investment industry he has built a deep expertise in engineering, originating, and executing global strategies for multi-billion-dollar alternative investment businesses. Mr. Vohra received his MBA from the University of Chicago Booth School of Business.
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
Rajee Harris has served as our Chief Business Officer since December 2025. Mr. Harris is the Chief Business Officer & Senior Managing Director of Private Markets for Principal Asset Management, which includes the Adviser, its dedicated real estate group. He is responsible for the Commercial Mortgage Servicing & Closing Teams, the Commercial Mortgage Engineering (Environmental & Structural) Team, the Commercial Appraisal Services (Debt & Equity Valuation) Team, the Asset Management Operations & ESG Team, the Real Estate Risk Management Team, and the Real Estate Intelligence and Data Strategy Team. He also works closely with the Information Technology and Data Science Teams. Mr. Harris originally joined Principal Asset Management in 2012 in its legal department, serving as legal counsel for corporate mergers & acquisitions and private equity real estate. Prior to being elevated into his current role, Rajee was the Chief Operating Officer of the firm’s Real Estate Operating Company (“REOC”) Investments Team. From 2018 to 2021, he served as Managing Director at Partners Enterprise Capital, a Chicago-based private equity real estate firm that invests in and manages REOCs in the United States. Mr. Harris received a JD from Drake University Law School and an MBA and bachelor’s degree in entrepreneurial management and marketing from Drake University.
Kevin Catlett has served as our Head of Investment Production since our formation in May 2024. Mr. Catlett is a Senior Managing Director at Principal Real Estate, the dedicated real estate group of Principal Asset Management. He is responsible for the Private Debt Origination/Underwriting Operation. He joined the firm in 1995. Prior to his current role, Mr. Catlett managed the Western Region's commercial real estate debt production efforts. He is a member of Principal Real Estate Commercial Real Estate Committee. He received an MBA in management and finance and a bachelor’s degree in finance, both from the University of Iowa. He is a member of the Mortgage Bankers Association and serves on the Board of Directors for the Life Mortgage and Real Estate Officers Council.
Anne Cook has served as our Counsel and Secretary since our formation in May 2024. Ms. Cook is an Associate General Counsel at Principal Real Estate, the dedicated real estate unit of Principal Asset Management. Ms. Cook leads the real estate attorney team supporting Principal Real Estate. She provides legal advice and counsel to Principal Real Estate, focusing on private funds, product development and investment management agreements. Ms. Cook joined the firm in 2008. Prior to her current role, she served as an Associate Attorney at Bradshaw, Fowler, Proctor & Fairgrave,P.C. Ms. Cook received a JD in Law from University of Kansas School of Law and a bachelor’s degree in management and organization from the University of Iowa (Tippie College of Business).
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
Troy W. Kort, CFA, has served as our Portfolio Manager since our formation in May 2024. Mr. Kort is a Managing Director of Portfolio Management at Principal Real Estate, the dedicated real estate group of Principal Asset Management. His focus is on the private real estate credit portfolios managed by the firm including the debt funds. Other prior experience includes subordinate debt, capital markets, bridge loans, special servicing, and core mortgages. Mr. Kort has been part of Principal Real Estate and its predecessors for over 26 years. He received an MBA with a concentration in finance and a bachelor’s degree in mathematics from the University of Nebraska. He has earned the right to use the Chartered Financial Analyst designation and is a member of the CFA Institute.
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

Jennifer Pedigo has served as a trustee since November 2024 and has decades of experience in global financial services and asset management firms. She brings tenure in business strategy, product management, and distribution roles spanning institutional, wealth management, insurance and retirement markets. Throughout her career, Ms. Pedigo has represented a breadth of investment capabilities, encompassing customized portfolios, traditional asset classes and alternative assets such as real estate, private credit, agriculture, timber, and infrastructure. Ms. Pedigo is the President of Jesamm Partners, Inc, a consulting practice. Most recently, Ms. Pedigo served as a board member of Securian Asset Management and as Securian Asset Management Senior Vice President, Head of Strategy and Business Development. Additionally, she held distribution leadership roles at Polen Capital Management, TIAA Global Asset Management and BMO Global Asset Management. Ms. Pedigo earned a Bachelor of Business Administration in Finance and a Master of Business Administration from the University of Iowa. She is a Chartered Financial Analyst Charter holder and a member of the CFA Institute, the CFA Society of Chicago, and the CFA Society of South Florida.
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
In addition, the Audit Committee determines the selection, appointment, retention and termination of the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee reviews our audited financial statements and discusses them with the board of trustees. The Audit Committee also approves all audit and non-audit services provided by the independent public accountants to us and certain other persons and the fees we pay for these services.
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
A majority of our entire board of trustees may change the number of trustees from time to time, provided that the total number is not less than three and not more than fifteen. Our Bylaws provide that a majority of our trustees must be independent trustees, except for a period of up to 60 days after the death, removal or resignation of, or other vacancy involving, an independent trustee pending the election of a successor independent trustee. Our Declaration of Trust defines “independent trustee” as a trustee who (a) who is not an officer or employee of the Trust, any subsidiary of the Trust, or Principal Real Estate or its affiliates, (b) whom the Board affirmatively determines has no material relationship with the Trust and (c) who otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
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
Our board of trustees will generally meet quarterly or more frequently if necessary. During the fiscal year ending December 31, 2025, our board of trustees held four regular meetings. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our board of trustees will supervise the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
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

Insider Trading Policies. We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of the registrant’s securities by trustees, officers, and employees, if any. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements except that (i) one Form 4 was filed on January 6, 2026 for Mr. Vohra to report an acquisition of shares which should have been reported by December 3, 2025; and (ii) one Form 3 was filed on March 9, 2026 for Mr. Harris which should have been reported by December 31, 2025.
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
Trustee Compensation
We compensate each of our non-employee trustees who are not affiliated with Principal Real Estate with an annual retainer of $75,000, plus an additional annual cash retainer of $15,000 for the chairperson of the Audit Committee. We pay in quarterly installments 75% of the annual retainer in cash and the remaining 25% in an annual grant of restricted Class E shares based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant, however, in connection with the trustees’ first annual grant, the restricted shares will vest one year from the date on which the independent trustees were appointed, and will be based on the initial per share price of our common shares offered in our continuous, blind pool private offering. The additional retainer for the chairperson of the Audit Committee will be paid in quarterly installments in cash. We do not pay our trustees additional fees for attending board meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Principal Real Estate, including the Adviser, will not receive additional compensation for serving on our board of trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2025:

Name	Fees Earned if Paid in Cash	Stock Award(1)	Total
John T. Berg	$—	$—	$—
Rohit Vohra	—	—	—
Andrea Balkan	71,250	18,750	90,000
Jennifer Pedigo	56,250	18,750	75,000
Richard Jones	56,250	18,750	75,000
(1)Includes the total value in restricted stock granted to each of the independent trustees during the year ended December 31, 2025. The grants of Class E restricted shares were made on November 14, 2025 and will vest on November 14, 2026. The grants were valued based on the then-current NAV per share of our Class E shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 26, 2026, information regarding the number and percentage of shares owned by each trustee, our chief executive officer, each executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. Unless otherwise noted, the address for each of the persons named below is in care of our principal executive offices at 711 High Street, Des Moines, Iowa 50392.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Trustees and Executive Officers (1)
John T. Berg	—	—
Rohit Vohra	2,382	*
Christopher Duey	4,725	*
Brian Riley	—	—
Rajee Harris	—	—
Kevin Catlett	—	—
Anne Cook	—	—
Andrea Balkan (2)	1,862	*
Jennifer Pedigo (2)	1,862	*
Richard Jones (2)	1,862	*
All trustees and executive officers as a group (10 persons)	12,693	0.2%

5% Shareholders
Principal Life Insurance Company	2,374,379	44.2%
Lincoln National Life Insurance Company (3)	2,374,379	44.2%
* Represents less than 0.1%.
(1)All shares listed for trustees and executive officers in the table above are Class E shares.
(2)Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on November 14, 2025, which will vest on November 14, 2026. See “Item 11. Executive Compensation—Independent Trustee Compensation.”
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
Advisory Agreement
Services
Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees. As discussed in Note 10 — “Related Party Transactions” to the Company’s audited financial statements as of and for the year ended December 31, 2025, certain affiliates of the Company, including the Adviser, received fees and compensation in connection with the offering and ongoing management of the assets of the Company.
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
Term and Termination Rights under the Advisory Agreement
The Advisory Agreement was approved by our board of trustees and was entered into on November 11, 2024 and amended on March 24, 2026. Unless terminated earlier as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first becomes effective, subject to an unlimited number of successive two-year renewals if approved by a majority of our board of trustees and a majority of the independent trustees.
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
For the year ended December 31, 2025, the Company incurred $511,193 of management fee expense, of which, as of December 31, 2025, the company had paid $303,481 to the Adviser. For the period from May 22, 2024 (“Date of Formation”) through December 31, 2024, the Company incurred $4,556 of management fee expense, of which, as of December 31, 2025, the company had paid in full to the Adviser.
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
For the year ended December 31, 2025, the Company incurred $31,002 of performance fee expense, of which, as of December 31, 2025, the company had paid $16,232 to the Adviser. For the period from May 22, 2024 (“Date of Formation”) through December 31, 2024, the Company incurred no performance fee expense.
Organization and Offering Expenses
The Adviser has agreed to advance all of the Company’s organization and offering associated with our private offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, expenses incurred in connection with the provision of administrative or similar services by intermediary platforms or participating broker-dealers for their clients and reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the shareholder servicing fee) and certain of our operating expenses. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us). The Adviser has agreed to advance our organization and offering expenses and certain of our operating expenses on our behalf through May 31, 2026. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following March 3, 2027, which is the second anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in our common shares, we may repurchase such shares from the Adviser at a later date. Such common shares that the Adviser receives in lieu of cash will not be subject to our share repurchase plan, including the repurchase limits and any Early Repurchase Deduction. After March 3, 2027, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on our behalf as and when incurred. As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $0.8 million and $1.7 million, respectively. Such costs are recorded as a component of Due to adviser on the accompanying Consolidated Balance Sheets. These operating expenses became the Company’s liability in conjunction with the Initial Retail Closing and are therefore not recorded on the consolidated financial statements as of December 31, 2024. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
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
The Adviser has agreed to advance certain of the Company’s operating expenses and costs through May 31, 2026, which is the first anniversary of the date of the Initial Retail Closing of the continuous, blind pool private offering. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after May 31, 2026 will be paid by the Company as incurred. As of December 31, 2025, general and administrative expenses in the amount of $2.60 million were incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheets. Through December 31, 2025, we have not reimbursed the Adviser for any advanced operating costs.
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

Dealer Manager Agreement
On November 11, 2024, we entered into an Amended and Restated Dealer Manager Agreement (the “Dealer Manager Agreement”) with the Dealer Manager, and we intend to enter into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our continuous, blind pool private offering of Class S shares, Class T shares, Class D shares, Class I shares, Class F-I shares, Class F-S shares, Class E shares and Class A shares.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions, dealer manager fees or shareholder servicing fees are paid with respect to Class I shares, Class F-I shares, Class F-S shares, Class E shares and Class A shares.
In addition, we pay the Dealer Manager selling commissions over time as shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class S and Class F-S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S and Class F-S shares; and
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an adviser shareholder servicing fee of 0.65% per annum, and a dealer shareholder servicing fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional shareholder servicing fee and the dealer shareholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; and
•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.
We do not pay a shareholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class E shares or Class A shares.
We will cease paying the shareholder servicing fee with respect to any Class S shares, Class T shares or Class D shares held in a shareholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and shareholder servicing fees paid with respect to such shares would exceed any applicable limit set by a participating broker-dealer set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued. Thereafter, under certain arrangement made between the Dealer Manager and financial intermediaries such Class S shares, Class T shares or Class D shares (including any shares issued under the distribution reinvestment plan (“DRIP”) upon reinvestment of distributions paid with respect to such Class S shares, Class T shares, Class D shares, or Class F-S shares or with respect to any shares issued under the DRIP directly or indirectly attributable to such Class S shares, Class T shares or Class D shares) may convert into a number of Class I shares (or fraction thereof) with an equivalent aggregate NAV as such shares.
The Dealer Manager anticipates that substantially all of the upfront selling commissions, dealer manager and shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the years ended December 31, 2025 and 2024, the Dealer Manager did not retain any upfront selling commissions, dealer manager or shareholder servicing fees.
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

Anchor Investment and Repurchase Terms
In connection with the Company’s initial capitalization, (1) Principal Life has agreed, from time to time, to purchase an aggregate amount of $75 million in Class A shares and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) has agreed, from time to time, to purchase an aggregate amount of $75 million in Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares, or if a Class A share NAV has yet to be calculated, then at a price per share equal to $20.00 (collectively, referred to as, the “Anchor Investment”). As of December 31, 2025, the Company issued an aggregate of 4,748,759 of its common shares to the Anchor Investors for an aggregate purchase price of $100 million.
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
Notwithstanding the foregoing, for so long as Principal Real Estate or its affiliate acts as the investment adviser to the Company, the Company will not affect any Anchor Investor Repurchase in any quarter that the total number of all common shares requested to be repurchased by shareholders other than the Anchor Investors and their respective affiliates under the share repurchase plan are not repurchased or the share repurchase plan has been suspended. The Company may fund any Anchor Investor Repurchase from sources other than cash flows from operations, including, without limitation, borrowings, offering net proceeds, the sale of assets, and return of capital, and the Company has no limits on the amounts it may fund from such sources.
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
•Affiliated Distributor. The Company intends to engage an affiliate of the Adviser, Principal Funds Distributor, Inc. to act as the Dealer Manager for our continuous, blind pool private offering, and may engage other broker-dealers affiliated with the Adviser. The costs of performing due diligence and engaging third-party distribution partners and any fees paid to participating broker-dealers engaged to comply with local legal or regulatory requirements related to our continuous, blind pool private offering will be borne by the Company (and will not offset the management fee). The relationship with the Dealer Manager creates conflicts of interest because certain employees of the affiliated broker-dealer will have compensation plans that include credit for realized Company sales they generate. Prospective investors should take into consideration the relationship between the affiliated broker-dealer and the Adviser when evaluating the merits of an investment in the Company.
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
•Selection of Service Providers. Subject to the terms of our Declaration of Trust, the Adviser will exercise its discretion to cause us to contract for services with one or more parties that has a financial or business interest or other relationship with one or more of the Adviser or its affiliates (which may be done in an effort to establish, recognize, strengthen or cultivate relationships that have the potential to provide longer-term benefits to such parties). This subjects the Adviser to potential conflicts of interest, because it may have an incentive to recommend such party over service providers that are more qualified or willing and able to provide a better price and/or qualify of service. In addition, the Adviser may have a conflict of interest in determining the costs of such services that will be charged to us.
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
•Unconsummated Transaction Expenses. The Adviser is not required to and, in most circumstances, will not seek reimbursement of unconsummated transaction expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including potential counterparties to the potential transaction or potential joint-investors, even if such counterparties and joint-investors have been identified in advance. Examples of such expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses, and legal, accounting, tax, underwriting and other due diligence and pursuit costs and expenses, including fees and expenses paid or reimbursed to our service providers. Any such expenses could, in the sole discretion of the Adviser, be allocated solely to and borne solely by us and not to any other entity which may be an identified joint-investor, including one or more Other Principal Accounts, despite any intent to syndicate an investment opportunity to a joint-investor, due to the fact that, among other reasons, a prospective joint-investor generally has no obligation with respect to unconsummated transaction expenses until it signs definitive documentation with respect to an investment opportunity. In such cases, our share of expenses would increase. In the event such expenses are allocated to a joint-investor, we may, or the Adviser may, advance such fees and expenses without charging interest until paid by such joint-investor.
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
•Other Relationships. The Adviser and its affiliates have existing and potential relationships with a significant number of corporations, institutions and individuals in matters related to its other businesses and investments, including existing and potential investors in the Company and other existing and potential counterparties, service providers and consultants. Such relationships may include owning interests in, having financial incentives with respect to or otherwise serving as directors or in other advisory capacities with respect to such persons. As a result of these relationships, the Adviser may face conflicts of interest in connection with any transactions involving an investment by the Company with such persons, in the Company by such persons or an investment by the Adviser or its affiliate outside of the Company with such persons, including with respect to the consideration offered by, and the obligations of, such persons, such as the amounts of fees and incentive compensation to be paid to such persons. In determining whether to pursue a particular investment on behalf of the Company, these relationships could be considered by the Adviser, and there may be certain potential investments which will not be pursued on behalf of the Company in view of such relationships. As a result, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to the Company.
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
Employees of the Adviser may invest personally in real estate-related investments subject to the internal policies of the Adviser.

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
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Adviser and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.
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
Promoters and Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into an Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive the management fee and the performance fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and our Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates.
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

Item 14. Principal Accountant Fees and Services
Independent Auditors
During the period from May 22, 2024 (Date of Formation) through December 31, 2025, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that were billed for the fiscal year ended December 31, 2025 and for the period from May 22, 2024 (“Date of Formation”) through December 31, 2024, by our independent registered public accounting firm, Deloitte, were as follows (amounts in thousands):

	For the year ended December 31, 2025	For the Period from May 22, 2024 (Date of Formation) through December 31, 2024
Audit fees(1)	$404	$365
Audit-related fees(2)	—	—
Tax fees(3)	29	26
All other fees	—	—
Total(4)	$433	$391

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
(4)These costs have been advanced by the Adviser and paid on behalf of the Company. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period commencing on March 3, 2027.
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
3.2
Fourth Amended and Restated Declaration of Trust of the Company, dated January 26, 2026 (filed as Exhibit 3.1 to the Company’s Periodic Report on Form 8-K filed on January 30, 2026 and incorporated by reference herein)

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
10.1
Second Amended and Restated Advisory Agreement, by and between the Company and the Adviser, dated August 8, 2025 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)

10.2*	Amendment No. 1 to Second Amended and Restated Advisory Agreement, by and between the Company and the Adviser, dated March 24, 2026
10.3
Second Amended and Restated Dealer Manager Agreement, by and between the Company and the Dealer Manager, dated August 8, 2025 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)

10.4	Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.3 hereof)
10.5
Form of Subscription Agreement in connection with Anchor Investment (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)

10.6
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on September 6, 2024 and incorporated by reference herein)

10.7
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
Form of Independent Trustee Restricted Common Share Award Certificate (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024 and incorporated by reference herein)

10.10
Credit Agreement, dated November 26, 2024, by and among Principal Credit Real Estate Income Trust as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for JPMorgan Chase Bank, N.A. as Lender (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 26, 2025 and incorporated by reference herein)

10.11
First Amendment to the Credit Agreement, dated December 6, 2024, by and among Principal Credit Real Estate Income Trust as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for JPMorgan Chase Bank, N.A. as Lender (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 26, 2025 and incorporated by reference herein)

10.12
Master Repurchase Agreement, dated December 17, 2024, between Goldman Sachs Bank USA, as Purchaser, and PCREDIT Levered A, LLC, as Seller (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 26, 2025 and incorporated by reference herein)

10.13
Guarantee Agreement, dated June 27, 2025, between Citibank, N.A., as Buyer, and Principal Credit Real Estate Income Trust, as Guarantor (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein).

19.1*	Insider Trading Policy (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on March 26, 2025 and incorporated by reference herein)
21.1*	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 26, 2025 and incorporated by reference herein)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*  Filed herewith.
** Furnished herewith.
Item 16. Form 10-K Summary
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Principal Credit Real Estate Income Trust

Date: March 26, 2026	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 26, 2026.

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