Form 10-Q
period 2026-03-31
Principal Credit Real Estate Income Trust
filed 2026-05-13
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐     No ☒
As of May 13, 2026, the issuer had the following shares outstanding: 45,100 Class I common shares, 68,425 Class F-S common shares, 554,660 Class F-I common shares, 30,510 Class E common shares and 4,748,759 Class A common shares. There are no outstanding Class S common shares, Class T common shares or Class D common shares.

Principal Credit Real Estate Income Trust
Table of Contents - Form 10-Q (Unaudited)
For the Three Months Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Investments in loans receivable, at fair value	$353,158	$377,308
Cash and cash equivalents	20,700	10,547
Restricted cash	7,995	8,300
Accrued interest receivable	2,111	2,344
Total assets	$383,964	$398,499
LIABILITIES AND EQUITY
Loans payable, at fair value	258,646	277,388
Escrow deposits	7,995	8,300
Due to affiliates	6,660	6,052
Distributions payable	725	903
Interest payable	650	751
Accrued expenses and other liabilities	2	—
Total liabilities	274,678	293,394
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	102,604	102,066
Equity
Common shares - Class I shares, par value $0.01 per share; 41,137 and 15,364 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common shares - Class F-S shares, par value $0.01 per share; 34,273 and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common shares - Class F-I shares, par value $0.01 per share; 527,690 and 381,226 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	4
Preferred shares - Series A shares, par value $0.01 per share; 74 shares and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	7,792	4,133
Accumulated earnings (deficit) and cumulative distributions	(1,115)	(1,098)
Total shareholders’ equity	6,682	3,039
Total liabilities, redeemable common shares and equity	$383,964	$398,499
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenues
Interest income	$6,711	$3,479
Other revenue	23	765
Total revenue	6,734	4,244
Expenses
Interest expense	3,913	2,825
General and administrative	602	703
Management fees	211	39
Performance fees	25	—
Financing fees	—	898
Organization costs	—	841
Total expenses	4,751	5,306
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	(86)	181
Unrealized gain (loss) on loans payable	(8)	(90)
Total unrealized gains (losses)	(94)	91
Net income (loss)	$1,889	$(971)
Net income (loss) per common share, basic and diluted	$0.36	$(1.00)
Weighted-average common shares outstanding, basic and diluted	5,315,658	972,655
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2025	$—	$—	$4	$—	$4,133	$(1,098)	$3,039
Common shares issued	—	—	1	—	4,213	—	4,214
Preferred shares issued	—	—	—	—	74	—	74
Shareholder servicing fees	—	—	—	—	(61)	—	(61)
Unearned stock compensation	—	—	—	—	14	—	14
Net Income (loss) (net of $1,686 allocated to redeemable shares)	—	—	—	—	—	203	203
Distributions declared to shareholders (net of $1,933 allocated to redeemable shares)	—	—	—	—	—	(220)	(220)
Remeasurement of redeemable common shares	—	—	—	—	(581)	—	(581)
Balance at March 31, 2026	$—	$—	$5	$—	$7,792	$(1,115)	$6,682

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$546	$546
Common shares issued	—	—	1	—	2,080	—	2,081
Offering costs	—	—	—	—	(1,603)	—	(1,603)
Net Income (loss) (net of $896 allocated to redeemable shares)	—	—	—	—	—	(75)	(75)
Distributions declared to shareholders (net of $509 allocated to redeemable shares)	—	—	—	—	—	(25)	(25)
Remeasurement of redeemable common shares	—	—	—	—	(477)	(1,544)	(2,021)
Balance at March 31, 2025	$—	$—	$1	$—	$—	$(1,098)	$(1,097)
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,889	$(971)
Adjustments to reconcile net income/loss to net cash provided by/used in operating activities
Unrealized (gain)/loss on loans receivable	86	(181)
Amortization of restricted shares	14	14
Unrealized (gain)/loss on loans payable	8	90
Interest income paid in kind	—	(424)
Financing fees paid	—	1,244
Change in assets and liabilities
Increase/(decrease) in due to affiliates	547	1,222
(Increase)/decrease in accrued interest receivable	231	(1,439)
Increase/(decrease) in interest payable	(101)	140
Increase/(decrease) in other liabilities	2	—
Net cash provided by (used in) operating activities	2,676	(305)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of investments in loans receivable	25,000	—
Loan origination and funding activity	(936)	(75,172)
Net increase/(decrease) in escrow deposits	(305)	(340)
Net cash provided by (used in) investing activities	23,759	(75,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	—	139,927
Repayment of loans payable	(18,750)	—
Borrowings under line of credit	—	75,000
Repayment of line of credit	—	(153,000)
Financing fees paid	—	(1,244)
Contributions received from redeemable common shares issued	195	15,000
Contributions received from common shares issued	4,159	2,081
Contributions received from preferred shares issued	74	—
Distributions paid to shareholders	(2,265)	(231)
Net cash provided by (used in) financing activities	(16,587)	77,533
Net change in cash and cash equivalents and restricted cash	$9,848	$1,716
Cash and cash equivalents and restricted cash, beginning of period	18,847	16,131
Cash and cash equivalents and restricted cash, end of period	$28,695	$17,847
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	20,700	13,943
Restricted cash, end of period	7,995	3,904
Cash and cash equivalents and restricted cash, end of period	$28,695	$17,847
Supplemental disclosure of cash flows information:
Cash paid for interest	$4,012	$2,657
Non-cash financing activities:
Accrued offering costs due to affiliates	$1,657	$1,603
Distributions payable	$725	$303
Distribution reinvestment	$65	$—
Accrued shareholder servicing fees	$61	$—
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
(amounts in thousands, except for share and per share data)

1.Organization and Business Purpose
Principal Credit Real Estate Income Trust (the “Company”) was formed on May 22, 2024 (Date of Formation), as a Maryland statutory trust and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2025. The Company is managed by Principal Real Estate Investors, LLC, a Delaware limited liability company (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG”. The Company entered into a Dealer Manager Agreement with Principal Funds Distributor, Inc., a Washington corporation and affiliate of Principal Real Estate (the “Dealer Manager”). The Dealer Manager is registered as a broker-dealer and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.
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
As of March 31, 2026, the Company had nine investments in loans receivable with a principal balance of $352.9 million.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2026.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated balance sheets and the reported amounts of revenues. Actual results may ultimately differ materially from those estimates.
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
Investments in loans receivable tend to have shorter maturities and are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Loans with a balloon payment involve a greater risk to a lender than fully amortizing loans because the ability of the borrower to make a balloon payment typically will depend upon its ability either to fully refinance the loan or to sell the property securing the loan at a price sufficient to permit the borrower to make the balloon payment. The ability of a borrower to affect a refinancing or sale will be affected by several factors, including the value of the property, the level of available mortgage rates at the time of sale or refinancing, the borrower’s equity in the property, the financial condition and operating history of the property and the borrower, prevailing economic conditions, and the availability of credit for loans secured by the specific type of property. Commercial mortgage loans generally are non-recourse to borrowers. In the event of foreclosure, the value of the collateral securing the loan may be less than the principal amount outstanding on the loan at the time of foreclosure.
The Company utilizes a third-party valuation firm to assist in valuing its commercial mortgage loans each month. The fair value of each of its commercial mortgage loans can be affected by, among other things, the availability of capital, interest rates, inflation rates, and the performance of the investments. The fair values of the investments do not necessarily represent the amounts that might ultimately be realized since such amounts depend on future circumstances and cannot be determined until the individual investments are liquidated.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities, including its CRE Debt Investments, real estate-related debt securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in investments in loans receivable, at fair value and loans payable, at fair value on the Condensed Consolidated Balance Sheets. The fair value election was made to create a more direct alignment between the Company’s financial reporting and the calculation of its net asset value (“NAV”) per share used to determine the prices at which investors can transact with respect to the Company’s common shares. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option election is made in accordance with the guidance in Accounting Standards Codification 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statements of Operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense in the Condensed Consolidated Statements of Operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, the instrument is reported at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where the Company does not elect the fair value option, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. When the Company elects the fair value option, origination fees and direct loan costs are recorded directly in income on the Condensed Consolidated Statements of Operations within Other revenue and are not deferred. As of March 31, 2026, the Company has elected the fair value option for all of its outstanding loans.
The Company considers credit risk and risk of nonperformance in its evaluation of whether to record interest income and fee income on an accrual basis. Commercial mortgage loans in default may be placed on non-accrual status with recognition of interest income recognized when received. As of March 31, 2026, no loans were placed on non-accrual status.

Organization and Offering Expenses
Organization costs are expensed as incurred and recorded on the Company’s Condensed Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.
Pursuant to the Second Amended and Restated Advisory Agreement, dated August 8, 2025, by and between the Company and the Adviser, as amended by that certain Amendment No. 2, dated May 12, 2026 (as amended, the “Advisory Agreement”), the Adviser has agreed to advance organization and offering expenses associated with its continuous, blind pool, private offering (the “Offering”) (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through August 31, 2026. The Adviser will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date.
As of March 31, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $0.8 million and $1.7 million, respectively. These organization and offering expenses are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026. Organization expenses have been expensed as incurred, and offering expenses have been charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets.
Operating Expenses
Pursuant to the Advisory Agreement, the Adviser has also agreed to advance certain of the Company’s operating expenses and costs through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company as incurred. For the three months ended March 31, 2026, general and administrative expenses in the amount of $0.6 million were incurred and advanced by the Adviser. Operating expenses that are not advanced by the Adviser are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Adviser had incurred operating costs on the Company’s behalf of $3.1 million, which has been recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
Income Taxes
The Company qualifies and intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2025. As long as the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes, and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company was in compliance with the REIT qualification requirements as of March 31, 2026, and for the three months then ended. The Company intends to continue to operate in a manner that will maintain its qualification as a REIT.
The Company may in the future form wholly-owned subsidiaries to function as TRSs and will file TRS elections, together with such subsidiaries, with the Internal Revenue Service, if needed. In general, a TRS may perform additional services for the Company’s tenants, if applicable, and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs will be subject to taxation at the federal, state, local and foreign levels, as applicable, at the regular corporate tax rates.
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized. The Company had no deferred tax asset or liability as of March 31, 2026.

Share-based Payments
The Company recognizes the cost of share-based compensation within General and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. On November 14, 2025, the Company granted 2,625 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV of $21.43 per share that vest one year from the date of grant. For the three months ended March 31, 2026 and 2025, the Company recognized compensation expenses of $14.1 and $13.9, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of March 31, 2026, the Company’s assets included nine CRE Debt Investments. Refer to Note 3 - “Investments in Loans Receivable” for additional information.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the origination and management of commercial mortgage loans. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President, Chief Business Officer, Chief Financial Officer, Head of Investment Production, and the Company’s Portfolio Managers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. The CODM does not regularly review asset information. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to condensed consolidated financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will have the election to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s condensed consolidated financial statements.

3.Investments in Loans Receivable
As of March 31, 2026, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Puyallup, WA	12/16/2024	$30,370	$30,439	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	$39,493	$39,493	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	$10,197	$10,197	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	$17,989	$17,990	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	$24,372	$24,372	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	$76,383	$76,447	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,061	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,523	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	$35,600	$35,636	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
			$352,904	$353,158
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term Secured Overnight Financing Rate ("SOFR") in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of March 31, 2026, the individual rate of each loan in the portfolio ranged from 6.92% to 7.53%.
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
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term SOFR in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2025, the individual rate of each loan in the portfolio ranged from 6.25% to 6.85%.
(2)Payment terms for all loans in the Company’s loan portfolio are I/O with principal due at maturity.

4.Loans Payable
The following table presents the value of the Company’s loans payable, at fair value, as of March 31, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.86%	$250,000	$107,073	$142,927	$142,979	$198,938	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.40%	$250,000	$134,425	$115,575	$115,667	$154,220	6/28/2027	6/27/2028
					$258,646
The following table presents the value of the Company’s loans payable, at fair value, as of December 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.92%	$250,000	$88,323	$161,677	$161,721	$222,995	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.48%	$250,000	$134,425	$115,575	$115,667	$154,312	6/28/2027	6/27/2028
					$277,388
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of March 31, 2026. The Company has borrowed $142.9 million and $161.7 million under the terms of the GS Repurchase Agreement as of March 31, 2026 and December 31, 2025, respectively.
Advances under the GS Repurchase Agreement accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the GS Repurchase Agreement) for a one-month period plus a margin, subject to a rate floor, as agreed upon by Goldman and the Company for each transaction. Interest is paid monthly. The stated termination date of the GS Facility is December 17, 2026, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met. Prior to December 17, 2026, the Company intends to exercise an option in order to extend the maturity date.
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
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2026, the Company was in compliance with all covenants.
Citibank, N.A.
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). The Company has borrowed $115.6 million and $115.6 million under the terms of the Citi Repurchase Agreement as of March 31, 2026 and December 31, 2025, respectively.

Advances under the Citi Facility accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Citi Repurchase Agreement) for a one-month period plus a margin, subject to a rate floor, as agreed upon by Citibank and the Company for each transaction. Interest is paid monthly. The stated termination date of the Citi Facility is June 28, 2027, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met.
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
The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of March 31, 2026, the Company was in compliance with all covenants.
5.Commitments and Contingencies
As of March 31, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it. The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments consist primarily of commitments to extend credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There is a commitment to extend credit in an amount not to exceed $9.7 million as of March 31, 2026.
6.Redeemable Common Shares
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A common shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares (collectively, referred to as, the “Anchor Investment”). As of March 31, 2026, each of the Anchor Investors had purchased $50.0 million in common shares with respect to the Anchor Investment, with $25.0 million remaining uncalled for each Anchor Investor under the terms of the Anchor Investment.
The following table details the issuance of Class A common shares to the Anchor Investors (amounts in thousands, except for share and per share data):

Date of Anchor Investments	Aggregate Purchase Price	Price Per Share	Class A Redeemable Common Shares Purchased
December 9, 2024	$10,000	$20.00	500,000
February 4, 2025	15,000	$21.11	710,634
May 1, 2025	25,000	$21.16	1,181,514
July 1, 2025	30,000	$21.17	1,417,040
September 2, 2025	20,000	$21.29	939,571
Total	$100,000		4,748,759
Each of the offers and sales of the common shares described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three months ended March 31, 2026 (amounts in thousands except share amounts):

	Class E Redeemable Common Shares	Class A Redeemable Common Shares	Total
Shares outstanding as of December 31, 2025	15,973	4,748,759	4,764,732
Redeemable common shares issued	9,506	—	9,506
Shares outstanding as of March 31, 2026	25,479	4,748,759	4,774,238

Balance at December 31, 2025	$335	$101,731	$102,066
Proceeds from issuance of redeemable common shares	204	—	204
Allocation of net income (loss)	9	1,677	1,686
Distributions declared to shareholders	(10)	(1,923)	(1,933)
Remeasurement of redeemable common shares	11	570	581
Balance at March 31, 2026	$549	$102,055	$102,604
The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three months ended March 31, 2025 (amounts in thousands except share amounts):

Class A Redeemable Common Shares
Shares outstanding as of December 31, 2024	500,000
Redeemable common shares issued	710,634
Shares outstanding as of March 31, 2025	1,210,634

Balance at December 31, 2024	$10,008
Proceeds from issuance of redeemable common shares	15,000
Amortization of share grants	14
Allocation of net income (loss)	(896)
Distributions declared to shareholders	(509)
Remeasurement of redeemable common shares	2,021
Balance at March 31, 2025	$25,638
As of March 31, 2026 and December 31, 2025, Class E shares held by certain trustees and employees of the Adviser, and Class A shares held by Anchor Investors are classified in mezzanine equity. Holders of the Class A shares may request repurchase of these shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).
Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that the Company repurchase an aggregate number of Class A shares equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but only after it first satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan. The Class A shares issued in the Anchor Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction (defined below). However, the aggregate amount of Class A shares that may be repurchased by the Company from Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the share repurchase plan, as described above.
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

For the three months ended March 31, 2026 and 2025, the Company did not grant restricted Class E shares to its independent trustees. For the three months ended March 31, 2026 and 2025, the Company recognized compensation expenses of $14.1 and $13.9, respectively.
The Class E and Class A shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.4050
Shareholder servicing fee per common share	—	—
Net distributions per common share	$0.4050	$0.4050
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.5000	$0.5000
Shareholder servicing fee per common share	—	—
Net distributions per common share	$0.5000	$0.5000
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
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the three months ended March 31, 2026 (amounts in thousands except share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2025	15,364	—	381,226	396,590
Common shares issued	25,773	34,273	146,464	206,510
Shares outstanding as of March 31, 2026	41,137	34,273	527,690	603,100

Proceeds from issuance of common shares	$523	$700	$2,992	$4,215

The following table summarizes the movement of and proceeds received from the Company’s outstanding common shares for the three months ended March 31, 2025 (amounts in thousands except share and per share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—	—
Common shares issued	49	—	101,557	101,606
Shares outstanding as of March 31, 2025	49	—	101,557	101,606

Proceeds from issuance of common shares	$1	$—	$2,080	$2,081
As of March 31, 2026, no Class S, Class T or Class D common shares were outstanding.
Preferred Shares
On January 27, 2026, in connection with the offering of Preferred Shares, the Company issued an aggregate of 74 shares of its 12.0% Series A Cumulative Redeemable Preferred Shares (“Preferred Shares”) at a price per share of $1,000 for an aggregate purchase price of $74.0.
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the three months ended March 31, 2026 (amounts in thousands except share data):

Preferred Shares Series A
Shares outstanding as of December 31, 2025	—
Preferred shares issued	74
Shares outstanding as of March 31, 2026	74

Proceeds from issuance of preferred shares	$74
There were no Preferred Shares issued or outstanding during the three months ended March 31, 2025.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations. The share repurchase plan commenced with the quarterly repurchase period ending June 30, 2025. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). The Company did not receive any shareholder repurchase requests for the three months ended March 31, 2026.
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

Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.1350	$0.4050
Shareholder servicing fee per common share	—	(0.0147)	—
Net distributions per common share	$0.4050	$0.1203	$0.4050
The following table summarizes the aggregate distributions declared for each class of common shares for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.2300	$—	$0.2300
Shareholder servicing fee per common share	—	—	—
Net distributions per common share	$0.2300	$—	$0.2300
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
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
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
Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investments in loans receivable, at fair value	$—	$—	$353,158	$—	$—	$377,308
Total	$—	$—	$353,158	$—	$—	$377,308
Financial Liabilities:
Loans payable, at fair value	$—	$—	$258,646	$—	$—	$277,388
Total	$—	$—	$258,646	$—	$—	$277,388
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the three months ended March 31, 2026 (amounts in thousands):

Balance as of December 31, 2024	$140,569
Loan origination and funding activity	232,879
Interest income paid in kind	3,520
Unrealized gain (loss)	340
Balance as of December 31, 2025	$377,308
Loan origination and funding activity	936
Repayment of investments in loans receivable	(25,000)
Unrealized gain (loss)	(86)
Balance as of March 31, 2026	$353,158
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the three months ended March 31, 2026 (amounts in thousands):

Balance as of December 31, 2024	$21,750
Borrowings under repurchase agreement	255,502
Unrealized gain (loss)	136
Balance as of December 31, 2025	$277,388
Repayment of loans payable	(18,750)
Unrealized gain (loss)	8
Balance as of March 31, 2026	$258,646

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026 (amounts in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average(1)
Financial Assets:
Investments in loans receivable, at fair value	$353,158	Discounted Cash Flow	Discount Rate	3.36%
Financial Liabilities:
Loans payable, at fair value	$258,646	Discounted Cash Flow	Discount Rate	1.99%
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025 (amounts in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average(1)
Financial Assets:
Investments in loans receivable, at fair value	$377,308	Discounted Cash Flow	Discount Rate	3.35%
Financial Liabilities:
Loans payable, at fair value	$277,388	Discounted Cash Flow	Discount Rate	1.99%
(1)The preceding tables shows discount margins above floating SOFR, as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Pursuant to the terms of the Anchor Investment, Principal Life, an Anchor Investor, has agreed to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $50.0 million and $50.0 million of Class A shares in connection therewith as of March 31, 2026 and December 31, 2025, respectively.
Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class F-S shares, Class F-I shares and Class A shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three months ended March 31, 2026 and 2025, the Company incurred $211 and $39 of management fees, respectively.
Performance Fee
In addition, the Adviser is entitled to a performance fee, which is calculated and payable quarterly in arrears in an amount equal to 12.5% of the Company’s Core Earnings for the immediately preceding calendar quarter, subject to the “Applicable Quarterly Hurdle Rate,” which is expressed as a rate of return on average adjusted capital, equal to (x) the 90 days average of the Secured Overnight Financing Rate as of the last business day of the preceding calendar quarter, divided by (y) four, plus 0.25% per quarter. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s common shares (including proceeds from the DRIP) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase plan. Once the Company’s Core Earnings in any calendar quarter exceed the Applicable Quarterly Hurdle Rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the Applicable Quarterly Hurdle Rate, until the Company’s Core Earnings for such quarter equal the result of (i) the Applicable Quarterly Hurdle Rate, divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company does not pay the Adviser a performance fee with respect to the Class E shares or Class A shares.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the three months ended March 31, 2026 and 2025, the Company incurred $25 and $0 of performance fees, respectively.
Due to Affiliates
The Company may retain the Adviser and/or certain of its affiliates, from time to time, for services relating to its investments or its operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. Any fees paid to the Adviser’s affiliates for any such services will not reduce the management fee. In addition, such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to its activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC and SEC, reports, disclosures, and/or other regulatory filings of the Adviser and its affiliates relating to its activities (including its pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to the Company and investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, sub-advised and/or managed by Principal Real Estate or its affiliates, whether currently in existence or subsequently established).
The following table details the components of due to affiliates (amounts in thousands):

	As of March 31, 2026	As of December 31, 2025
Due to Affiliates
Accrued offering costs	$1,657	$1,657
Accrued operational costs	3,111	2,511
Accrued loan financing fees	753	819
Accrued organizational costs	842	842
Accrued management fees	211	208
Accrued shareholder servicing fees	61	—
Accrued performance fees	25	15
Total Due to Affiliates	$6,660	$6,052
Accrued operating costs
The Adviser had incurred operating costs on the Company’s behalf of $3.1 million through March 31, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued organization and offering costs
The Adviser had incurred $0.8 million of organization and $1.7 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through March 31, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class S shares, Class T shares, Class D shares and Class F-S shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders of approximately 10 years and level of servicing fees attributed to such share class. The Company subsequently reassesses such liability at each reporting period.

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
Net income per common share for the three months ended March 31, 2026 is computed as follows (amounts in thousands, except for share and per share data):

For the Three Months Ended March 31, 2026	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income (loss)	$8	$4	$159	$10	$1,708	$1,889
Weighted-average shares of common stock outstanding - Basic and diluted	28,311	11,805	502,837	23,946	4,748,759	5,315,658
Net income (loss) per common share - Basic and diluted	$0.28	$0.34	$0.32	$0.42	$0.36	$0.36
Net income per common share for the three months ended March 31, 2025 is computed as follows (in thousands, except for share and per share data):

For the Three Months Ended March 31, 2025	Class A Common Shares
Net income (loss)	$(971)
Weighted-average shares of common stock outstanding - Basic and diluted	972,655
Net income (loss) per common share - Basic and diluted	$(1.00)
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
12.Subsequent Events
In preparing these condensed consolidated financial statements, management evaluated subsequent events through May 13, 2026, the date these condensed consolidated financial statements were issued. Based on this evaluation, the Company identified the following events occurring subsequent to March 31, 2026 that require disclosure.
On May 12, 2026, the Company entered into Amendment No. 2 to the Advisory Agreement, pursuant to which the Adviser has agreed to extend the period during which to advance such organization and offering expenses and certain operating expenses through August 31, 2026, and pursuant to which the Adviser will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027.
The Company issued the following shares, including shares issued under the DRIP subsequent to March 31, 2026 (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class I Common Shares	3,963	$80
Class F-S Common Shares	34,152	697
Class F-I Common Shares	26,970	551
Class E Common Shares	5,031	108
Total	70,116	$1,436

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
Forward-Looking Information
Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:
▪our future operating results;
▪our business prospects and the prospects of the assets in which we may invest;
▪the impact of the investments that we expect to make;
▪our ability to raise sufficient capital to execute our investment and lending strategies;
▪our ability to source adequate investment and lending opportunities to efficiently deploy capital;
▪our current and expected financing arrangements;
▪the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
▪the adequacy of our cash resources, financing sources and working capital;
▪the timing and amount of cash flows, distributions and dividends, if any, from our investments;
▪our contractual arrangements and relationships with third parties;
▪actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
▪the dependence of our future success on the general economy and its effect on the assets in which we may invest;
▪our use of financial leverage;
▪the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
▪the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
▪our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
▪the tax status of the assets in which we may invest.
In addition, our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
▪changes in the economy, particularly those affecting the real estate industry;
▪risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters and climate related risks, acts of god, epidemics or other events having a broad impact on the economy;
▪adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
▪our portfolio may be concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
▪limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

▪since there is no public trading market for our common shares, repurchase of common shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their common shares on a quarterly basis, but we are not obligated to repurchase any common shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable determination, it deems such action to be in our best interest. As a result, our common shares should be considered as having only limited liquidity and at times may be illiquid;
▪distributions are not guaranteed and may be funded from sources other than cash flows from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
▪the purchase and repurchase prices for our common shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market; and
▪future changes in laws or regulations and conditions in our operating areas.
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
Overview
We are a Maryland statutory trust formed on May 22, 2024. We are externally managed and sponsored by Principal Real Estate Investors, LLC (the “Adviser” and, together with Principal Real Estate Europe Limited, “Principal Real Estate”), an affiliate of Principal Global Investors Holding Company (US), LLC (“Principal Global Investors”). Principal Real Estate is the dedicated real estate group of Principal Global Investors Holding Company (US), LLC, a member company and affiliate of Principal Financial Group, which is a public company listed on the NASDAQ under the ticker symbol “PFG".
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
▪provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
▪preserve and protect invested capital, and mitigate downside risk by originating loans against high quality real estate assets with meaningful borrower equity or implied equity; and
▪provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

Our investment strategy is focused on originating, acquiring, financing, managing and disposing of a portfolio of primarily CRE debt investments, including senior mortgage loans, subordinated debt and other similar investments (collectively referred to as, “CRE Debt Investments”), diversified across both geography and asset class. To a lesser extent, the Company invests in other real estate-related debt securities, including commercial mortgage-backed securities and collateralized loan obligations. Our CRE Debt Investments are expected to be primarily secured by properties in the U.S. and include multifamily, industrial and select other CRE asset classes, such as student housing, self-storage, life science and data center assets.
Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Second Amended and Restated Advisory Agreement, dated August 8, 2025, by and between the Company and the Adviser, as amended by that certain Amendment No. 1, dated March 24, 2026 (as amended, the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
We are structured as a non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our various subsidiaries. The Company qualifies and intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2025, and generally will not be subject to U.S. federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders and maintains its qualification as a REIT.

We are conducting a continuous, blind pool private offering (the “Offering”) of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
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
Q1 2026 Highlights
Fundraising and Distributions
•During the three months ended March 31, 2026, pursuant to the Offering, the Company sold an aggregate of 212,850 of its common shares for aggregate net consideration of approximately $4.4 million, plus applicable upfront selling commissions and dealer manager fees. In addition, during the three months ended March 31, 2026, the Company issued 3,167 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the three months ended March 31, 2026, the Company declared aggregate distributions of $0.4050 per Class I, Class F-I, Class E, and Class A share and $0.1203 per Class F-S share. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On March 26, 2026, the Company received $25.0 million in proceeds attributable to the repayment of a loan receivable secured by an industrial asset in Castle Rock, CO.
Financing Activity
•On March 26, 2026, the Company repaid $18.8 million of outstanding loans payable under a secured financing facility secured by an industrial asset in Castle Rock, CO.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	Change
Revenues
Interest income	$6,711	$3,479	$3,232
Other revenue	23	765	(742)
Total revenue	6,734	4,244	2,490
Expenses			—
Interest expense	3,913	2,825	1,088
General and administrative	602	703	(101)
Management fees	211	39	172
Performance fees	25	—	25
Financing fees	—	898	(898)
Organization costs	—	841	(841)
Total expenses	4,751	5,306	(555)
Unrealized gains (losses)			—
Unrealized gain (loss) on loans receivable	(86)	181	(267)
Unrealized gain (loss) on loans payable	(8)	(90)	82
Total unrealized gains (losses)	(94)	91	(185)
Net income (loss)	$1,889	$(971)	$2,860
•During the three months ended March 31, 2026, revenues totaled $6.7 million, and consisted of interest income of $6.7 million and other revenue of $0.02 million (predominantly late fees). The increase in total revenue of $2.5 million compared to the comparative period in 2025 was primarily due to the increase in the size of our investment portfolio.

•During the three months ended March 31, 2026, interest expense was $3.9 million and the Company incurred no financing fees. Interest expense and financing fees were $2.8 million and $0.9 million, respectively, for the three months ended March 31, 2025. The increase in interest expense during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the increase in the size of our investment portfolio. The decrease in financing fees during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to no new loans being placed on the Company’s financing arrangements with Goldman Sachs Bank USA (“Goldman”) and Citibank, N.A. (“Citibank”).
•During the three months ended March 31, 2026, general and administrative fees were approximately $0.6 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser pursuant to the terms of the Advisory Agreement. The Company will commence reimbursement of the advance expenses to the Adviser on March 3, 2027, and will reimburse the Adviser for such advanced expenses ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the initial closing of the Offering that included non-Anchor Investors.
•Management fees and performance fees are earned by the Adviser for providing services pursuant to the Advisory Agreement. During the three months ended March 31, 2026 and March 31, 2025, management fees were $0.21 million and $0.04 million, respectively. Performance fees earned during the three months ended March 31, 2026 and March 31, 2025 were $0.03 million and $0.00 million respectively. The increases were primarily due to the increase in the size of our investment portfolio and performance related thereto.
Financial Condition
Investment Activities
As of March 31, 2026, the Company had originated nine CRE Debt Investments. The following table details the statistics of the Company's investments in loans receivable portfolio as of March 31, 2026 (amounts in thousands):

Loan / Property Type	Location	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)			Maximum Maturity(3)	LTV(4)
Senior Loans:
Industrial	Puyallup, WA	12/16/2024	$32,500	$30,370	$30,439	1-Month Term SOFR	+	3.25%	1/1/2029	51%
Industrial	Olathe, KS	12/30/2024	$40,728	$39,493	$39,493	1-Month Term SOFR	+	3.40%	1/1/2030	79%
Industrial	Greenwood, IN	12/30/2024	$12,637	$10,197	$10,197	1-Month Term SOFR	+	3.85%	1/1/2030	56%
Industrial	Mesa, AZ	12/30/2024	$19,139	$17,989	$17,990	1-Month Term SOFR	+	3.70%	1/1/2030	73%
Industrial	Richmond, CA	12/30/2024	$27,017	$24,372	$24,372	1-Month Term SOFR	+	3.85%	1/1/2030	64%
Residential	Tempe, AZ	2/14/2025	$76,500	$76,383	$76,447	1-Month Term SOFR	+	3.25%	3/1/2030	72%
Residential	Spring Hill, TN	6/13/2025	$50,000	$50,000	$50,061	1-Month Term SOFR	+	3.35%	7/1/2030	65%
Residential	Los Angeles, CA	7/17/2025	$68,500	$68,500	$68,523	1-Month Term SOFR	+	3.25%	8/1/2030	77%
Residential	Richmond, TX	8/7/2025	$35,600	$35,600	$35,636	1-Month Term SOFR	+	3.25%	9/5/2030	71%
			$362,621	$352,904	$353,158

(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Cash coupon is expressed as the relevant floating benchmark rate 1-Month Term Secured Overnight Financing Rate (“SOFR”) plus the spread in effect as of March 31, 2026. All loans in the Company’s loan portfolio are subject to a rate floor. The effective 1-Month Term SOFR rate for the Company's loan portfolio ranged from 6.92% to 7.53% as of March 31, 2026.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)The LTV ratio for each investment is based on the most recent outstanding loan balance and the MAI appraised value, which are not updated for subsequent loan modifications or upsizes.

Financing Activities
We finance the majority of our CRE Debt Investments portfolio through repurchase agreements. The table below summarizes our borrowings as of March 31, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity	Maximum Maturity(2)
Goldman Repurchase Agreement	5.86%	$250,000	$107,073	$142,927	$142,979	$198,938	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.40%	250,000	134,425	115,575	115,667	154,220	6/28/2027	6/27/2028
		$500,000	$241,498	$258,502	$258,646	$353,158
(1)Represents weighted average interest rate as of period end. Borrowings under our repurchase agreement carry interest at 1-Month Term SOFR plus a spread.
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
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares (collectively, referred to as, the “Anchor Investment”). Further, each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. As of March 31, 2026, Anchor Investors have purchased $100.0 million in our Class A shares, with $50.0 million in the aggregate remaining uncalled pursuant to the Anchor Investment.
We expect to generate cash primarily from (i) the net proceeds of the Offering, including through issuances to the Anchor Investors in respect of the Anchor Investment, (ii) cash flows from our operations, (iii) our existing financing arrangements and any financing arrangements we may enter into in the future and (iv) any future offerings of equity and/or debt securities (other than through the Offering).
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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2026, the Company had established loan repurchase facilities with Goldman and Citibank for $250.0 million and $250.0 million, respectively. The Company has pledged four residential and five industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $142.9 million and $115.6 million in outstanding debt with Goldman and Citibank, respectively, as of March 31, 2026. Refer to Note 3 - “Investments in Loans Receivable” and Note 4 - “Loans Payable” for further information.
As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $20.7 million and $10.5 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $107.1 million and $134.4 million with Goldman and Citibank, respectively. These amounts do not include $50.0 million of undrawn commitments pursuant to the terms of the Anchor Investment, which represents readily available liquidity as of March 31, 2026 and December 31, 2025, respectively.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the three months ended March 31, 2026 (amounts in thousands):

Amounts
Net cash provided by (used in) operating activities	$2,676
Net cash provided by (used in) investing activities	23,759
Net cash provided by (used in) financing activities	(16,587)
Net change in cash, cash equivalents and restricted cash	$9,848
Net cash provided by operating activities of $2.7 million was primarily comprised of interest income, increases in due to affiliates and increases in accrued interest receivable during the period.
Net cash provided by investing activities of $23.8 million was primarily related to a loan payoff that occurred during the period, partially offset by funding activities and decreases in escrow deposits.
Net cash used in financing activities of $16.6 million was primarily attributable to the repayment of a loan under a Master Repurchase Agreement between the Company and Goldman, and distributions paid to shareholders, partially offset by contributions from shareholders.
NAV and NAV Per Share Calculation
For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Adviser and our independent valuation advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2025, for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.
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
For purposes of calculating our NAV, neither (1) organization and offering expenses advanced by the Adviser, nor (2) operating expenses advanced by the Adviser, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs, which is expected to begin on March 3, 2027. After August 31, 2026, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred (or promptly thereafter).
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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 (amounts in thousands, except for share amounts):

Amounts
Cash and cash equivalents	$20,700
Restricted cash	7,995
Investments in loans receivable, at fair value	353,158
Accrued interest receivable	2,111
Unearned stock compensation	33
Loans payable, at fair value	(258,646)
Due to affiliates and management fees	(989)
Escrow deposits	(7,995)
Interest payable	(650)
Accrued expenses and other liabilities	(2)
Distributions payable	(725)
Total NAV	$114,990
Number of outstanding shares (all classes)	5,377,413
The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheets to our NAV as of March 31, 2026 (amounts in thousands):

Amounts
Total shareholders’ equity and redeemable common shares	$109,286
Adjustments:
Unearned stock compensation	33
Accrued shareholder servicing fee	61
Organization and offering costs advanced by the Adviser(1)	2,499
Operating expenses advanced by the Adviser(2)	3,111
Total NAV	$114,990

(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser through March 31, 2026. The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through August 31, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months commencing on March 3, 2027. Organization and offering expenses incurred after August 31, 2026, will be paid by the Company as incurred.
(2)This represents the unamortized amount of operating expenses advanced by the Adviser through March 31, 2026. The Adviser has agreed to advance certain of the Company’s operating expenses through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026 (amounts in thousands, except for share and per share data):

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Preferred Shares	Total
Total NAV	$—	$—	$—	$833	$700	$10,779	$549	$102,055	$74	$114,990
Number of outstanding shares	—	—	—	41,137	34,273	527,690	25,480	4,748,759	74	5,377,413
NAV per share as of March 31, 2026	$—	$—	$—	$20.26	$20.42	$20.43	$21.55	$21.49	$1,000.00
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
The table below details the net distribution for each of our share classes for the three months ended March 31, 2026:

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
January 31, 2026	$0.1350	$—	$0.1350	$0.1350	$0.1350
February 28, 2026	0.1350	—	0.1350	0.1350	0.1350
March 31, 2026	0.1350	0.1203	0.1350	0.1350	0.1350
Totals	$0.4050	$0.1203	$0.4050	$0.4050	$0.4050
The following table summarizes our distributions declared during the three months ended March 31, 2026 (in thousands):

	Amount	%
Distributions
Payable in cash	$2,088	97.0%
Reinvested in shares	65	3.0%
Total distributions	$2,153	100.0%

Sources of Distributions
Cash flows from operating activities(1)	$2,153	100.0%
Total sources of distributions	$2,153	100.0%

Total cash flows from operating activities(1)	$2,676

(1)For the three months ended March 31, 2026, our cash flows from operating activities funded 100% of our distributions.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2026.
The estimated impacted on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change to Projected Net Interest Income
+1.00%	$944	9.23%
-1.00%	$60	0.58%
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
Item 1A.    Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 9, 2024, we began accepting subscriptions from investors in the Offering. As of May 13, 2026, the Company has issued 45,100 Class I common shares, 68,425 Class F-S common shares, 554,660 Class F-I common shares, 30,510 Class E common shares and 4,748,759 Class A common shares, including shares issued pursuant to our DRIP, for an aggregate price of $114.3 million. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). This Early Repurchase Deduction does not apply to shares acquired through the DRIP.
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
During the quarter ended March 31, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.

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
10.1
Amendment No. 1 to Second Amended and Restated Advisory Agreement, by and between the Company and the Adviser, dated March 24, 2026 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 26, 2026, and incorporated by reference herein)

10.2*	Amendment No. 2 to Second Amended and Restated Advisory Agreement, by and between Principal Credit Real Estate Income Trust and Principal Real Estate Investors, LLC, dated May 12, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) Cover Page

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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: May 13, 2026	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)