Form 10-Q
period 2026-06-30
Principal Credit Real Estate Income Trust
filed 2026-08-07
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐     No ☒
As of August 7, 2026, the issuer had the following shares outstanding: 63,551 Class I common shares, 174,167 Class F-S common shares, 661,596 Class F-I common shares, 31,986 Class E common shares and 4,748,759 Class A common shares. There are no outstanding Class S common shares, Class T common shares or Class D common shares.

Principal Credit Real Estate Income Trust
Table of Contents - Form 10-Q (Unaudited)
For the Three and Six Months Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Investments in loans receivable, at fair value	$353,847	$377,308
Cash and cash equivalents	22,539	10,547
Restricted cash	5,852	8,300
Accrued interest receivable	2,029	2,344
Total assets	$384,267	$398,499
LIABILITIES AND EQUITY
Loans payable, at fair value	258,574	277,388
Escrow deposits	5,852	8,300
Due to affiliates	7,246	6,052
Distributions payable	740	903
Interest payable	644	751
Accrued expenses and other liabilities	4	—
Total liabilities	273,060	293,394
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	102,958	102,066
Equity
Common shares - Class I shares, par value $0.01 per share; 51,123 and 15,364 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Common shares - Class F-S shares, par value $0.01 per share; 93,391 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Common shares - Class F-I shares, par value $0.01 per share; 563,312 and 381,226 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	4
Preferred shares - Series A shares, par value $0.01 per share; 74 shares and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	9,386	4,133
Accumulated earnings (deficit) and cumulative distributions	(1,144)	(1,098)
Total shareholders’ equity	8,249	3,039
Total liabilities, redeemable common shares and equity	$384,267	$398,499
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Revenues
Interest income	$6,437	$4,558	$13,148	$8,037
Other revenue	—	500	23	1,265
Total revenue	6,437	5,058	13,171	9,302
Expenses
Interest expense	3,675	3,264	7,588	6,089
General and administrative	519	627	1,121	1,330
Management fees	220	88	431	127
Performance fees	30	—	55	—
Financing fees	—	612	—	1,510
Organization costs	—	—	—	841
Total expenses	4,444	4,591	9,195	9,897
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	(112)	(250)	(198)	(69)
Unrealized gain (loss) on loans payable	72	201	64	111
Total unrealized gains (losses)	(40)	(49)	(134)	42
Income (loss) before income tax expense (benefit)	$1,953	$418	$3,842	$(553)
Income tax expense (benefit)	$—	$17	$—	$17
Net income (loss)	$1,953	$401	$3,842	$(570)
Net income (loss) per common share, basic and diluted	$0.36	$0.18	$0.71	$(0.36)
Weighted-average common shares outstanding, basic	5,453,476	2,190,085	5,384,186	1,584,733
Weighted-average common shares outstanding, diluted	5,453,476	2,191,401	5,384,186	1,584,733
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at March 31, 2026	$—	$—	$5	$—	$7,792	$(1,115)	$6,682
Common shares issued	1	1	—	—	2,137	—	2,139
Shareholder servicing fees	—	—	—	—	(106)	—	(106)
Unearned stock compensation	—	—	—	—	14		14
Net income (loss) (net of $1,712 allocated to redeemable shares)	—	—	—	—	—	241	241
Distributions declared to shareholders (net of $1,935 allocated to redeemable shares)	—	—	—	—	—	(270)	(270)
Remeasurement of redeemable common shares	—	—	—	—	(451)	—	(451)
Balance at June 30, 2026	$1	$1	$5	$—	$9,386	$(1,144)	$8,249

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at March 31, 2025	$—	$—	$1	$—	$—	$(1,098)	$(1,097)
Common shares issued	—	—	1	—	2,075	—	2,076
Offering costs	—	—	—	—	(54)	—	(54)
Net income (loss) (net of $369 allocated to redeemable shares)	—	—	—	—	—	32	32
Distributions declared to shareholders (net of $810 allocated to redeemable shares)	—	—	—	—	—	(76)	(76)
Remeasurement of redeemable common shares	—	—	—	—	(2,021)	1,435	(586)
Balance at June 30, 2025	$—	$—	$2	$—	$—	$293	$295
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2025	$—	$—	$4	$—	$4,133	$(1,098)	$3,039
Common shares issued	1	1	1	—	6,350	—	6,353
Preferred shares issued	—	—	—	—	74	—	74
Shareholder servicing fees	—	—	—	—	(167)	—	(167)
Unearned stock compensation	—	—	—	—	28	—	28
Net income (loss) (net of $3,398 allocated to redeemable shares)	—	—	—	—	—	444	444
Distributions declared to shareholders (net of $3,868 allocated to redeemable shares)	—	—	—	—	—	(490)	(490)
Remeasurement of redeemable common shares	—	—	—	—	(1,032)	—	(1,032)
Balance at June 30, 2026	$1	$1	$5	$—	$9,386	$(1,144)	$8,249

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$546	$546
Common shares issued	—	—	2	—	4,155	—	4,157
Offering costs	—	—	—	—	(1,657)	—	(1,657)
Net income (loss) (net of $527 allocated to redeemable shares)	—	—	—	—	—	(43)	(43)
Distributions declared to shareholders (net of $1,319 allocated to redeemable shares)	—	—	—	—	—	(101)	(101)
Remeasurement of redeemable common shares	—	—	—	—	(2,498)	(109)	(2,607)
Balance at June 30, 2025	$—	$—	$2	$—	$—	$293	$295
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,842	$(570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Unrealized (gain) loss on loans receivable	198	69
Amortization of restricted shares	28	28
Unrealized (gain) loss on loans payable	(64)	(111)
Interest income paid in kind	—	(1,560)
Financing fees paid	—	1,244
Change in assets and liabilities
Increase (decrease) in due to affiliates	1,030	2,645
(Increase) decrease in accrued interest receivable	315	(1,407)
Increase (decrease) in interest payable	(107)	166
Increase (decrease) in other liabilities	4	(143)
Net cash provided by (used in) operating activities	5,246	361
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of investments in loans receivable	25,000	—
Loan origination and funding activity	(1,737)	(126,700)
Net increase (decrease) in escrow deposits	(2,448)	839
Net cash provided by (used in) investing activities	20,815	(125,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	—	139,927
Repayment of loans payable	(18,750)	—
Borrowings under line of credit	—	120,000
Repayment of line of credit		(178,000)
Financing fees paid	—	(1,244)
Proceeds from issuance of redeemable common shares	310	40,000
Contributions received from common shares issued	6,199	4,157
Contributions received from preferred shares issued	74	—
Distributions paid to shareholders	(4,348)	(1,067)
Shareholder servicing fees paid	(2)	—
Net cash provided by (used in) financing activities	(16,517)	123,773
Net change in cash and cash equivalents and restricted cash	$9,544	$(1,727)
Cash and cash equivalents and restricted cash, beginning of period	18,847	16,131
Cash and cash equivalents and restricted cash, end of period	$28,391	$14,404
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	22,539	9,319
Restricted cash, end of period	5,852	5,085
Cash and cash equivalents and restricted cash, end of period	$28,391	$14,404
Supplemental disclosure of cash flows information:
Cash paid for interest	$7,694	$5,869
Cash paid for income taxes	$—	$160
Non-cash financing activities:
Accrued offering costs due to affiliates	$—	$1,657
Distributions payable	$740	$353
Distribution reinvestment from redeemable common shares issued	$20	$—
Distribution reinvestment from common shares issued	$153	$—
Accrued shareholder servicing fees	$167	$—
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
As of June 30, 2026, the Company had nine investments in loans receivable with a principal balance of approximately $353.7 million.
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
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where the Company does not elect the fair value option, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. When the Company elects the fair value option, origination fees and direct loan costs are recorded directly in income on the Condensed Consolidated Statements of Operations within Other revenue and are not deferred. As of June 30, 2026, the Company has elected the fair value option for all of its outstanding loans.
The Company considers credit risk and risk of nonperformance in its evaluation of whether to record interest income and fee income on an accrual basis. Commercial mortgage loans in default may be placed on non-accrual status with recognition of interest income recognized when received. As of June 30, 2026, no loans were placed on non-accrual status.

Organization and Offering Expenses
Organization costs are expensed as incurred and recorded on the Company’s Condensed Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred.
Pursuant to the Second Amended and Restated Advisory Agreement, dated August 8, 2025, by and between the Company and the Adviser, as amended by that certain Amendment No. 1, dated March 24, 2026 and that certain Amendment No. 2, dated May 12, 2026 (as amended, the “Advisory Agreement”), the Adviser has agreed to advance organization and offering expenses associated with its continuous, blind pool, private offering (the “Offering”) (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through August 31, 2026. The Adviser will be reimbursed for previously advanced costs and expenses ratably over a 60-month period commencing on March 3, 2027. Such reimbursement may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. If the Adviser elects to receive any portion of such reimbursement in common shares, the Company may repurchase such common shares from the Adviser at a later date.
As of June 30, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $0.8 million and $1.7 million, respectively. These organization and offering expenses are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026. Organization expenses have been expensed as incurred, and offering expenses have been charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets.
Operating Expenses
Pursuant to the Advisory Agreement, the Adviser has also agreed to advance certain of the Company’s operating expenses and costs through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company as incurred. For the three and six months ended June 30, 2026, general and administrative expenses in the amount of $0.5 million and $1.1 million were incurred and advanced by the Adviser. For the three and six months ended June 30, 2025, general and administrative expenses in the amount of $0.6 million and $1.3 million were incurred and advanced by the Adviser. Operating expenses that are not advanced by the Adviser are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Adviser had incurred operating costs on the Company’s behalf of $3.6 million and $2.5 million, respectively, which has been recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2025. As long as the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes, and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company was in compliance with the REIT qualification requirements as of June 30, 2026, and for the three months then ended. The Company intends to continue to operate in a manner that will maintain its qualification as a REIT.
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
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized. The Company had no deferred tax asset or liability as of June 30, 2026.

Share-based Payments
The Company recognizes the cost of share-based compensation within General and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. On November 14, 2025, the Company granted 2,625 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV of $21.43 per share that vest one year from the date of grant. For the three and six months ended June 30, 2026, the Company recognized compensation expenses of $14.1 and $28.1, respectively. For the three and six months ended June 30, 2025, the Company recognized compensation expenses of $14.0 and $28.0, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of June 30, 2026, the Company’s assets included nine CRE Debt Investments. Refer to Note 3 - “Investments in Loans Receivable” for additional information.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity on the current interim reporting requirements by improving the navigability of required interim disclosures, clarifying when that guidance is applicable, and applying Topic 270 to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The guidance can be applied on a prospective or retrospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

3.Investments in Loans Receivable
As of June 30, 2026, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Puyallup, WA	12/16/2024	$30,428	$30,504	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	39,493	39,493	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	10,661	10,661	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	18,151	18,151	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	24,372	24,372	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	76,500	76,500	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	50,000	50,037	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	68,500	68,506	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	35,600	35,623	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
			$353,705	$353,847
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term Secured Overnight Financing Rate (“SOFR”) in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of June 30, 2026, the individual rate of each loan in the portfolio ranged from 6.86% to 7.46%.
(2)Payment terms for all loans in the Company’s loan portfolio are interest only (“I/O”) with principal due at maturity.

As of December 31, 2025, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Castle Rock, CO	12/10/2024	$25,000	$25,002	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Puyallup, WA	12/16/2024	30,350	30,402	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	39,352	39,357	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	10,197	10,197	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	17,620	17,637	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	24,292	24,292	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	76,057	76,108	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	50,000	50,116	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	68,500	68,540	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	35,600	35,657	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
			$376,968	$377,308
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term SOFR in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of December 31, 2025, the individual rate of each loan in the portfolio ranged from 6.25% to 6.85%.
(2)Payment terms for all loans in the Company’s loan portfolio are I/O with principal due at maturity.

4.Loans Payable
The following table presents the value of the Company’s loans payable, at fair value, as of June 30, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.82%	$250,000	$107,073	$142,927	$142,945	$199,681	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.35%	250,000	134,425	115,575	115,629	154,166	6/28/2027	6/27/2028
					$258,574
The following table presents the value of the Company’s loans payable, at fair value, as of December 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.92%	$250,000	$88,323	$161,677	$161,721	$222,995	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.48%	250,000	134,425	115,575	115,667	154,312	6/28/2027	6/27/2028
					$277,388
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of June 30, 2026. The Company has borrowed $142.9 million and $161.7 million under the terms of the GS Repurchase Agreement as of June 30, 2026 and December 31, 2025, respectively.
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
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2026, the Company was in compliance with all covenants.
Citibank, N.A.
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). The Company has borrowed $115.6 million and $115.6 million under the terms of the Citi Repurchase Agreement as of June 30, 2026 and December 31, 2025, respectively.

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
The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of June 30, 2026, the Company was in compliance with all covenants.
5.Commitments and Contingencies
As of June 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it. The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments consist primarily of commitments to extend credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There is a commitment to extend credit in an amount not to exceed $8.9 million as of June 30, 2026.
6.Redeemable Common Shares
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Initial Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Initial Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A common shares, in each case, at a price per share equal to the most recently determined NAV of the Class A common shares (collectively, referred to as, the “Initial Anchor Investment”). As of June 30, 2026, each of the Initial Anchor Investors had purchased $50.0 million in common shares with respect to the Anchor Investment, with $25.0 million remaining uncalled for each Initial Anchor Investor under the terms of the Anchor Investment.
The following table details the issuance of Class A common shares to the Initial Anchor Investors (amounts in thousands, except for share and per share data):

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

The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three and six months ended June 30, 2026 (amounts in thousands except share amounts):

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Class E Redeemable Common Shares	Class A Redeemable Common Shares	Total	Class E Redeemable Common Shares	Class A Redeemable Common Shares	Total
Beginning Balance of Shares Outstanding	25,479	4,748,759	4,774,238	15,973	4,748,759	4,764,732
Redeemable common shares issued	5,861	—	5,861	15,367	—	15,367
Shares outstanding as of June 30, 2026	31,340	4,748,759	4,780,099	31,340	4,748,759	4,780,099

Beginning Balance	$549	$102,055	$102,604	$335	$101,731	$102,066
Proceeds from issuance of redeemable common shares	126	—	126	330	—	330
Allocation of net income (loss)	11	1,701	1,712	20	3,378	3,398
Distributions declared to shareholders	(12)	(1,923)	(1,935)	(22)	(3,846)	(3,868)
Remeasurement of redeemable common shares	4	447	451	15	1,017	1,032
Balance at June 30, 2026	$678	$102,280	$102,958	$678	$102,280	$102,958

The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three and six months ended June 30, 2025 (amounts in thousands except share amounts):

	Redeemable Common Shares
	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Beginning Balance of Shares Outstanding	1,210,634	500,000
Redeemable common shares issued	1,181,514	1,892,148
Shares outstanding as of June 30, 2025	2,392,148	2,392,148

Beginning Balance	$25,638	$10,008
Proceeds from issuance of redeemable common shares	25,000	40,000
Amortization of share grants	14	28
Allocation of net income (loss)	369	(527)
Distributions declared to shareholders	(810)	(1,319)
Remeasurement of redeemable common shares	586	2,607
Balance at June 30, 2025	$50,797	$50,797
As of June 30, 2026 and December 31, 2025, Class E shares held by certain trustees and employees of the Adviser, and Class A shares held by the Initial Anchor Investors are classified in mezzanine equity. Holders of the Class A shares may request repurchase of these shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).
On August 3, 2026, an unaffiliated life insurance and annuities and/or its affiliates (collectively with the Initial Anchor Investors, the “Anchor Investors”) agreed from time to time to purchase an aggregate amount of $30.0 million in the Company’s Class A common shares at a price per share equal to the most recently determined NAV of the Class A common shares (collectively with the Initial Anchor Investment, referred to as the “Anchor Investment”).

Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that the Company repurchase an aggregate number of Class A shares equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but, solely with respect to the Initial Anchor Investors, only after it first satisfies repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan. The Class A shares issued in the Initial Anchor Investment are not eligible for repurchase pursuant to the Company’s share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the Anchor Investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction (defined below). However, the aggregate amount of Class A shares that may be repurchased by the Company from the Initial Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the share repurchase plan, as described above.
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
For the three and six months ended June 30, 2026 and 2025, the Company did not grant restricted Class E shares to its independent trustees. For the three months ended June 30, 2026 and 2025, the Company recognized compensation expenses of $14.1 and $14.0, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized compensation expenses of $28.1 and $28.0, respectively.
The Class E and Class A shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class E Common Shares	Class A Common Shares	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.4050	$0.8100	$0.8100
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.4050	$0.4050	$0.8100	$0.8100
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class E Common Shares	Class A Common Shares	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.4050	$0.9050	$0.9050
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.4050	$0.4050	$0.9050	$0.9050

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
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the three months ended June 30, 2026 and 2025 (amounts in thousands except share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of March 31, 2026	41,137	34,273	527,690	603,100
Common shares issued	9,986	59,118	35,622	104,726
Shares outstanding as of June 30, 2026	51,123	93,391	563,312	707,826

Proceeds from issuance of common shares	$202	$1,207	$729	$2,138

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of March 31, 2025	49	—	101,557	101,606
Common shares issued	1	—	101,856	101,857
Shares outstanding as of June 30, 2025	50	—	203,413	203,463

Proceeds from issuance of common shares	$—	$—	$2,076	$2,076
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the six months ended June 30, 2026 and 2025 (amounts in thousands except share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2025	15,364	—	381,226	396,590
Common shares issued	35,759	93,391	182,086	311,236
Shares outstanding as of June 30, 2026	51,123	93,391	563,312	707,826

Proceeds from issuance of common shares as of June 30, 2026	$725	$1,907	$3,721	$6,353

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—	—
Common shares issued	50	—	203,413	203,463
Shares outstanding as of June 30, 2025	50	—	203,413	203,463

Proceeds from issuance of common shares	$1	$—	$4,156	$4,157
As of June 30, 2026, no Class S, Class T or Class D common shares were outstanding.
Preferred Shares
On January 27, 2026, in connection with the offering of Preferred Shares, the Company issued an aggregate of 74 shares of its 12.0% Series A Cumulative Redeemable Preferred Shares (“Preferred Shares”) at a price per share of $1,000 for an aggregate purchase price of $74.0.
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the six months ended June 30, 2026 (amounts in thousands except share data):

	Preferred Shares Series A
	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Beginning Balance of Share Outstanding	74	—
Preferred shares issued	—	74
Shares outstanding as of June 30, 2026	74	74

Proceeds from issuance of preferred shares	$—	$74
There were no Preferred Shares issued or outstanding during the three and six months ended June 30, 2025.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations. The share repurchase plan commenced with the quarterly repurchase period ending June 30, 2025. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). The Company did not receive any shareholder repurchase requests for the three and six months ended June 30, 2026.
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

Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.4050	$0.4050	$0.4050	$0.8100	$0.5400	$0.8100
Shareholder servicing fee per common share	—	(0.0433)	—	0	(0.0580)	0
Net distributions per common share	$0.4050	$0.3617	$0.4050	$0.8100	$0.4820	$0.8100

The following table summarizes the aggregate distributions declared for each class of common shares for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.4050	$—	$0.4050	$0.6350	$—	$0.6350
Shareholder servicing fee per common share	—	—	—	—	—	—
Net distributions per common share	$0.4050	$—	$0.4050	$0.6350	$—	$0.6350
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
Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investments in loans receivable, at fair value	$—	$—	$353,847	$—	$—	$377,308
Total	$—	$—	$353,847	$—	$—	$377,308
Financial Liabilities:
Loans payable, at fair value	$—	$—	$258,574	$—	$—	$277,388
Total	$—	$—	$258,574	$—	$—	$277,388
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the three and six months ended June 30, 2026 (amounts in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$353,158	$377,308
Repayment of investments in loans receivable	—	(25,000)
Loan origination and funding activity	801	1,737
Unrealized gain (loss)	(112)	(198)
Balance as of June 30, 2026	$353,847	$353,847
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the three and six months ended June 30, 2025 (amounts in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$216,346	$140,569
Loan origination and funding activity	51,528	126,700
Interest income paid in kind	1,136	1,560
Unrealized gain (loss)	(250)	(69)
Balance as of June 30, 2025	$268,760	$268,760

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the three and six months ended June 30, 2026 (amounts in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$(258,646)	$(277,388)
Repayment of loans payable	—	18,750
Unrealized gain (loss)	72	64
Balance as of June 30, 2026	$(258,574)	$(258,574)
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the three and six months ended June 30, 2025 (amounts in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$(161,767)	$(21,750)
Repayment of loans payable	—	(139,927)
Unrealized gain (loss)	201	111
Balance as of June 30, 2025	$(161,566)	$(161,566)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 (amounts in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average(1)
Financial Assets:
Investments in loans receivable, at fair value	$353,847	Discounted Cash Flow	Discount Rate	3.36%
Financial Liabilities:
Loans payable, at fair value	$258,574	Discounted Cash Flow	Discount Rate	1.99%
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
9.Related Party Transactions
Pursuant to the terms of the Anchor Investment, Principal Life, an Anchor Investor, has agreed to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $50.0 million and $50.0 million of Class A shares in connection therewith as of June 30, 2026 and December 31, 2025, respectively.
Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class F-S shares, Class F-I shares and Class A shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three and six months ended June 30, 2026, the Company incurred $220 and $431 of management fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $88 and $127 of management fees, respectively.

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
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the three and six months ended June 30, 2026, the Company incurred $30 and $54 of performance fees, respectively. For the three and six months ended June 30, 2025, there was no performance fee earned.
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
The following table details the components of due to affiliates (amounts in thousands):

	As of June 30, 2026	As of December 31, 2025
Due to Affiliates
Accrued operating costs	$3,579	$2,511
Accrued offering costs	1,657	1,657
Accrued loan financing fees	753	819
Accrued organizational costs	842	842
Accrued management fees	220	208
Accrued shareholder servicing fees	165	—
Accrued performance fees	30	15
Total Due to Affiliates	$7,246	$6,052
Accrued operating costs
The Adviser had incurred operating costs on the Company’s behalf of $3.6 million through June 30, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.

Accrued organization and offering costs
The Adviser had incurred $0.8 million of organization and $1.7 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through June 30, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class S shares, Class T shares, Class D shares and Class F-S shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders of approximately 10 years and level of servicing fees attributed to such share class. The Company subsequently reassesses such liability at each reporting period. As of June 30, 2026, the Company has accrued shareholder servicing fees of $165. As of December 31, 2025, there were no shareholder servicing fees accrued.
10.Net Income Per Share
Net income per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class-specific net income/(loss) per share and net distribution rate per share.
Net income per common share for the three and six months ended June 30, 2026 and 2025, is computed as follows (amounts in thousands, except for share and per share data):

For the Three Months Ended June 30, 2026	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income (loss)	$14	$23	$179	$12	$1,725	$1,953
Weighted-average shares of common shares outstanding - Basic and diluted	47,186	70,331	556,430	30,770	4,748,759	5,453,476
Net income (loss) per common share - Basic and diluted	$0.30	$0.32	$0.32	$0.40	$0.36	$0.36

For the Six Months Ended June 30, 2026	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income (loss)	$22	$27	$338	$22	$3,433	$3,842
Weighted-average shares of common shares outstanding - Basic and diluted	37,658	41,040	529,018	27,711	4,748,759	5,384,186
Net income (loss) per common share - Basic and diluted	$0.59	$0.65	$0.64	$0.79	$0.72	$0.71

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Basic:
Net income (loss) attributable to Principal Credit Real Estate Income Trust	$401	$(570)
Weighted-average shares of common shares outstanding, basic	2,190,085	1,584,733
Net income (loss) per common share - Basic and diluted	$0.18	$(0.36)

Diluted:
Net income (loss) attributable to Principal Credit Real Estate Income Trust	$401	$(570)
Weighted-average shares of common shares outstanding, diluted	2,191,401	1,584,733
Diluted net income (loss) per common share	$0.18	$(0.36)

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
12.Subsequent Events
In preparing these condensed consolidated financial statements, management evaluated subsequent events through August 7, 2026, the date these condensed consolidated financial statements were issued. Based on this evaluation, the Company identified the following events occurring subsequent to June 30, 2026 that require disclosure.
On July 1, 2026, the Company entered into a subscription agreement with an unaffiliated life insurance and annuities company pursuant to which it and/or its affiliates agreed from time to time to purchase an aggregate amount of up to $30.0 million in the Company’s Class A common shares at a price per share equal to the most recently determined NAV of the Class A common shares. As of August 7, 2026, no purchases of Class A common shares had been made pursuant to such subscription agreement, with $30.0 million in the aggregate remaining uncalled.
On July 16, 2026, the Company originated a $26.8 million floating rate first mortgage loan collateralized by a warehouse asset in the Houston, TX MSA. The initial term of the loan is two years from the date of origination, with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
The Company issued the following shares, including shares issued under the DRIP subsequent to June 30, 2026 (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class I Common Shares	12,428	$251
Class F-S Common Shares	80,776	1,648
Class F-I Common Shares	98,284	2,006
Class E Common Shares	646	14
Total	192,134	$3,919

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
Our board of trustees at all times will have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Second Amended and Restated Advisory Agreement, dated August 8, 2025, by and between the Company and the Adviser, as amended by that certain Amendment No. 1, dated March 24, 2026 and that certain Amendment No. 2, dated May 12, 2026 (as amended, the “Advisory Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
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
Q2 2026 Highlights
Fundraising and Distributions
•During the three months ended June 30, 2026, pursuant to the Offering, the Company sold an aggregate of 105,300 of its common shares for aggregate net consideration of approximately $2.2 million, plus applicable upfront selling commissions and dealer manager fees. In addition, during the three months ended June 30, 2026, the Company issued 5,286 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•During the three months ended June 30, 2026, the Company declared aggregate distributions of $0.4050 per Class I, Class F-I, Class E, and Class A share and $0.3617 per Class F-S share. Refer to the Distributions section below for further details on the distributions declared.
Investments
•During the three months ended June 30, 2026, there were no new loans originated by the Company.
Financing Activity
•During the three months ended June 30, 2026, there were no repayments of outstanding loans by the Company.
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	Change
Revenues
Interest income	$6,437	$4,558	$1,879
Other revenue	—	500	(500)
Total revenue	6,437	5,058	1,379
Expenses
Interest expense	3,675	3,264	411
General and administrative	519	627	(108)
Management fees	220	88	132
Performance fees	30	—	30
Financing fees	—	612	(612)
Organization costs	—	—	—
Total expenses	4,444	4,591	(147)
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	(112)	(250)	138
Unrealized gain (loss) on loans payable	72	201	(129)
Total unrealized gains (losses)	(40)	(49)	9
Income (loss) before income tax expense (benefit)	1,953	418	1,535
Income tax expense (benefit)	—	17	(17)
Net income (loss)	$1,953	$401	1,552
•During the three months ended June 30, 2026, revenues totaled $6.4 million, and consisted entirely of interest income. The increase in total revenue of $1.4 million compared to the comparative period in 2025 was primarily due to the increase in the size of our investment portfolio.

•During the three months ended June 30, 2026, interest expense was $3.7 million and the Company incurred no financing fees. Interest expense and financing fees were $3.3 million and $0.6 million, respectively, for the three months ended June 30, 2025. The increase in interest expense during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to the increase in the size of our investment portfolio. The decrease in financing fees during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to no new loans being placed on the Company’s financing arrangements with Goldman Sachs Bank USA (“Goldman”) and Citibank, N.A. (“Citibank”).
•During the three months ended June 30, 2026, general and administrative fees were approximately $0.5 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser pursuant to the terms of the Advisory Agreement. The Company will commence reimbursement of the advance expenses to the Adviser on March 3, 2027, and will reimburse the Adviser for such advanced expenses ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the initial closing of the Offering that included non-Anchor Investors.
•Management fees and performance fees are earned by the Adviser for providing services pursuant to the Advisory Agreement. During the three months ended June 30, 2026 and 2025, management fees were $0.22 million and $0.09 million, respectively. Performance fees earned during the three months ended June 30, 2026 and 2025 were $0.03 million and $0.00 million respectively. The increases were primarily due to the increase in the size of our investment portfolio and performance related thereto.
The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025	Change
Revenues
Interest income	$13,148	$8,037	$5,111
Other revenue	23	1,265	(1,242)
Total revenue	13,171	9,302	3,869
Expenses
Interest expense	7,588	6,089	1,499
General and administrative	1,121	1,330	(209)
Management fees	431	127	304
Performance fees	55	—	55
Financing fees	—	1,510	(1,510)
Organization costs	—	841	(841)
Total expenses	9,195	9,897	(702)
Unrealized gains (losses)
Unrealized gain (loss) on loans receivable	(198)	(69)	(129)
Unrealized gain (loss) on loans payable	64	111	(47)
Total unrealized gains (losses)	(134)	42	(176)
Income (loss) before income tax expense (benefit)	3,842	(553)	4,395
Income tax expense (benefit)	—	17	(17)
Net income (loss)	$3,842	$(570)	4,412
•During the six months ended June 30, 2026, revenues totaled $13.2 million, and consisted of interest income interest income of $13.1 million and other revenue of $0.02 million (predominantly late fees). The increase in total revenue of $3.9 million compared to the comparative period in 2025 was primarily due to the increase in the size of our investment portfolio.
•During the six months ended June 30, 2026, interest expense was $7.6 million and the Company incurred no financing fees. Interest expense and financing fees were $6.1 million and $1.5 million, respectively, for the six months ended June 30, 2025. The increase in interest expense during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to the increase in the size of our investment portfolio. The decrease in financing fees during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to no new loans being placed on the Company’s financing arrangements with Goldman Sachs Bank USA (“Goldman”) and Citibank, N.A. (“Citibank”).

•During the six months ended June 30, 2026, general and administrative fees were approximately $1.1 million and primarily related to operating costs incurred during the period. These costs have been advanced by the Adviser pursuant to the terms of the Advisory Agreement. The Company will commence reimbursement of the advance expenses to the Adviser on March 3, 2027, and will reimburse the Adviser for such advanced expenses ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the initial closing of the Offering that included non-Anchor Investors.
•Management fees and performance fees are earned by the Adviser for providing services pursuant to the Advisory Agreement. During the six months ended June 30, 2026 and 2025, management fees were $0.43 million and $0.13 million, respectively. Performance fees earned during the six months ended June 30, 2026 and 2025 were $0.06 million and $0.00 million respectively. The increases were primarily due to the increase in the size of our investment portfolio and performance related thereto.
Financial Condition
Investment Activities
As of June 30, 2026, the Company had originated nine CRE Debt Investments. The following table details the statistics of the Company’s investments in loans receivable portfolio as of June 30, 2026 (amounts in thousands):

Loan / Property Type	Location	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)			Maximum Maturity(3)	LTV(4)
Senior Loans:
Industrial	Puyallup, WA	12/16/2024	$32,500	$30,428	$30,504	1-Month Term SOFR	+	3.25%	1/1/2029	51%
Industrial	Olathe, KS	12/30/2024	40,728	39,493	39,493	1-Month Term SOFR	+	3.40%	1/1/2030	79%
Industrial	Greenwood, IN	12/30/2024	12,637	10,661	10,661	1-Month Term SOFR	+	3.85%	1/1/2030	59%
Industrial	Mesa, AZ	12/30/2024	19,139	18,151	18,151	1-Month Term SOFR	+	3.70%	1/1/2030	73%
Industrial	Richmond, CA	12/30/2024	27,017	24,372	24,372	1-Month Term SOFR	+	3.85%	1/1/2030	64%
Residential	Tempe, AZ	2/14/2025	76,500	76,500	76,500	1-Month Term SOFR	+	3.25%	3/1/2030	72%
Residential	Spring Hill, TN	6/13/2025	50,000	50,000	50,037	1-Month Term SOFR	+	3.35%	7/1/2030	65%
Residential	Los Angeles, CA	7/17/2025	68,500	68,500	68,506	1-Month Term SOFR	+	3.25%	8/1/2030	77%
Residential	Richmond, TX	8/7/2025	35,600	35,600	35,623	1-Month Term SOFR	+	3.25%	9/5/2030	71%
			$362,621	$353,705	$353,847

(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Cash coupon is expressed as the relevant floating benchmark rate 1-Month Term Secured Overnight Financing Rate (“SOFR”) plus the spread in effect as of June 30, 2026. All loans in the Company’s loan portfolio are subject to a rate floor. The effective 1-Month Term SOFR rate for the Company’s loan portfolio ranged from 6.86% to 7.46% as of June 30, 2026.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)The LTV ratio for each investment is based on the most recent outstanding loan balance and the MAI appraised value, which are not updated for subsequent loan modifications or upsizes.

Financing Activities
We finance the majority of our CRE Debt Investments portfolio through repurchase agreements. The table below summarizes our borrowings as of June 30, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity	Maximum Maturity(2)
Goldman Repurchase Agreement	5.82%	$250,000	$107,073	$142,927	$142,945	$199,681	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.35%	250,000	134,425	115,575	115,629	154,166	6/28/2027	6/27/2028
		$500,000	$241,498	$258,502	$258,574	$353,847
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
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Initial Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which, each of the Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares (collectively, referred to as, the “Initial Anchor Investment”). On August 3, 2026, an unaffiliated life insurance and annuities company and/or its affiliates (collectively with the Initial Anchor Investors, the “Anchor Investors”) agreed from time to time to purchase an aggregate amount of $30.0 million in the Company’s Class A common shares at a price per share equal to the most recently determined NAV of the Class A shares (collectively with the Initial Anchor Investment, referred to as the “Anchor Investment”). Each of the Anchor Investors has agreed to hold all of the Class A shares it receives in connection with the Anchor Investment until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Anchor Investors may, from time to time, request, with respect to the Class A shares issued in respect of the Anchor Investment, that we repurchase an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but, solely with respect to the Initial Anchor Investors, only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan. As of June 30, 2026, Initial Anchor Investors have purchased $100.0 million in our Class A shares, with $50.0 million in the aggregate remaining uncalled pursuant to the Initial Anchor Investment.
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
The Company will seek to enter into bank debt, credit facility, and / or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2026, the Company had established loan repurchase facilities with Goldman and Citibank for $250.0 million and $250.0 million, respectively. The Company has pledged four residential and five industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $142.9 million and $115.6 million in outstanding debt with Goldman and Citibank, respectively, as of June 30, 2026. Refer to Note 3 - “Investments in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $22.5 million and $10.5 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $107.1 million and $134.4 million with Goldman and Citibank, respectively. These amounts do not include $50.0 million of undrawn commitments pursuant to the terms of the Initial Anchor Investment, which represents readily available liquidity as of June 30, 2026 and December 31, 2025, respectively.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	$5,246	$361
Net cash provided by (used in) investing activities	20,815	(125,861)
Net cash provided by (used in) financing activities	(16,517)	123,773
Net change in cash, cash equivalents and restricted cash	$9,544	$(1,727)
Net cash provided by operating activities increased by $4.9 million and was primarily comprised of interest income, change in due to affiliates, partially offset by decrease in accrued interest receivable and interest payable during the period.
Net cash provided by investing activities increased by $146.7 million and was primarily related to loan originations that occurred during the period, partially offset by loan payoff, funding activities and decreases in escrow deposits.
Net cash used in financing activities increased by $140.3 million and was primarily attributable to the repayment of a loan under a Master Repurchase Agreement between the Company and Goldman, and distributions paid to shareholders, which was offset by borrowings and contributions from shareholders.
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 (amounts in thousands, except for share amounts):

Amounts
Cash and cash equivalents	$22,539
Restricted cash	5,852
Investments in loans receivable, at fair value	353,847
Accrued interest receivable	2,029
Unearned stock compensation	19
Loans payable, at fair value	(258,574)
Due to affiliates and management fees	(1,006)
Escrow deposits	(5,852)
Interest payable	(644)
Accrued expenses and other liabilities	(4)
Distributions payable	(740)
Total NAV	$117,466
Number of outstanding shares (all classes)	5,487,999
The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheets to our NAV as of June 30, 2026 (amounts in thousands):

Amounts
Total shareholders’ equity and redeemable common shares	$111,207
Adjustments:
Unearned stock compensation	19
Accrued shareholder servicing fee	165
Organization and offering costs advanced by the Adviser(1)	2,499
Operating expenses advanced by the Adviser(2)	3,576
Total NAV	$117,466
(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser through June 30, 2026. The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through August 31, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months commencing on March 3, 2027. Organization and offering expenses incurred after August 31, 2026, will be paid by the Company as incurred.
(2)This represents the unamortized amount of operating expenses advanced by the Adviser through June 30, 2026. Pursuant to the Advisory Agreement, the Adviser has agreed to advance certain of the Company’s operating expenses through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026 (amounts in thousands, except for share and per share data):

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Preferred Shares	Total
Total NAV	$—	$—	$—	$1,033	$1,905	$11,495	$678	$102,281	$74	$117,466
Number of outstanding shares	—	—	—	51,123	93,391	563,312	31,340	4,748,759	74	5,487,999
NAV per share as of June 30, 2026	$—	$—	$—	$20.21	$20.40	$20.41	$21.63	$21.54	$1,000.00
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
The table below details the net distribution for each of our share classes for the six months ended June 30, 2026:

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
January 31, 2026	$0.1350	$—	$0.1350	$0.1350	$0.1350
February 28, 2026	0.1350	—	0.1350	0.1350	0.1350
March 31, 2026	0.1350	0.1203	0.1350	0.1350	0.1350
April 30, 2026	0.1350	0.1207	0.1350	0.1350	0.1350
May 31, 2026	0.1350	0.1203	0.1350	0.1350	0.1350
June 30, 2026	0.1350	0.1207	0.1350	0.1350	0.1350
Totals	$0.8100	$0.4820	$0.8100	$0.8100	$0.8100

The following table summarizes our distributions declared during the six months ended June 30, 2026 (in thousands):

	Amount	%
Distributions
Payable in cash	$4,185	96.0%
Reinvested in shares	173	4.0%
Total distributions	$4,358	100.0%

Sources of Distributions
Cash flows from operating activities(1)	$4,358	100.0%
Total sources of distributions	$4,358	100.0%

Total cash flows from operating activities(1)	$5,246
(1)For the six months ended June 30, 2026, our cash flows from operating activities funded 100% of our distributions.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2026.
The estimated impact on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change to Projected Net Interest Income
+1.00%	$952	9.36%
-1.00%	$227	2.24%
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 9, 2024, we began accepting subscriptions from investors in the Offering. As of August 7, 2026, the Company has issued 63,551 Class I common shares, 174,167 Class F-S common shares, 661,596 Class F-I common shares, 31,986 Class E common shares and 4,748,759 Class A common shares, including shares issued pursuant to our DRIP, for an aggregate price of $119.0 million. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
During the quarter ended June 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.

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

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on July 26, 2024 and incorporated by reference herein)
4.1	Share Repurchase Plan dated as of August 8, 2025 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)
4.2	Distribution Reinvestment Plan dated as of August 8, 2025 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025 and incorporated by reference herein)
10.1
Amendment No. 2 to Second Amended and Restated Advisory Agreement, by and between the Company and the Adviser, dated May 12, 2026 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2026 and incorporated by reference herein)

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) Cover Page

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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: August 7, 2026	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2026	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)