Form 10-Q
period 2026-09-30
Principal Credit Real Estate Income Trust
filed 2026-11-12
CIK 2026448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐     No ☒
As of November 12, 2026, the issuer had the following shares outstanding: 68,837 Class I common shares, 258,025 Class F-S common shares, 943,080 Class F-I common shares, 35,071 Class E common shares and 5,537,929 Class A common shares. There are no outstanding Class S common shares, Class T common shares or Class D common shares.

Principal Credit Real Estate Income Trust
Table of Contents - Form 10-Q (Unaudited)
For the Three and Nine Months Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Principal Credit Real Estate Income Trust
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share data)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Investments in loans receivable, at fair value	$468,580	$377,308
Cash and cash equivalents	12,073	10,547
Restricted cash	11,489	8,300
Accrued interest receivable	2,528	2,344
Other assets	14	—
Total assets	$494,684	$398,499
LIABILITIES AND EQUITY
Loans payable, at fair value	347,805	277,388
Escrow deposits	11,489	8,300
Due to affiliates	7,575	6,052
Distributions payable	1,050	903
Interest payable	894	751
Accrued expenses and other liabilities	136	—
Total liabilities	368,949	293,394
Commitments and contingencies (Note 5)
Redeemable common shares (Note 6)	113,211	102,066
Equity
Common shares - Class I shares, par value $0.01 per share; 67,075 and 15,364 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	—
Common shares - Class F-S shares, par value $0.01 per share; 200,856 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	—
Common shares - Class F-I shares, par value $0.01 per share; 682,048 and 381,226 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	4
Preferred shares - Series A shares, par value $0.01 per share; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	13,701	4,133
Accumulated earnings (deficit) and cumulative distributions	(1,187)	(1,098)
Total shareholders’ equity	12,524	3,039
Total liabilities, redeemable common shares and equity	$494,684	$398,499
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Revenues
Interest income	$7,410	$6,966	$20,558	$15,003
Other revenue	1,214	1,041	1,237	2,306
Total revenue	8,624	8,007	21,795	17,309
Expenses
Interest expense	4,300	4,400	11,888	10,489
General and administrative	590	540	1,711	1,870
Management fees	237	176	668	303
Performance fees	55	16	110	16
Financing fees	450	351	450	1,861
Organization costs	—	—	—	841
Total expenses	5,632	5,483	14,827	15,380
Unrealized gains (losses)
Unrealized gain (loss) on investments in loans receivable	115	288	(83)	219
Unrealized gain (loss) on loans payable	(16)	(111)	48	—
Total unrealized gains (losses)	99	177	(35)	219
Income (loss) before income tax expense (benefit)	$3,091	$2,701	$6,933	$2,148
Income tax expense (benefit)	—	(17)	—	—
Net income (loss)	$3,091	$2,718	$6,933	$2,148
Net income (loss) per common share, basic	$0.53	$0.63	$1.25	$0.86
Net income (loss) per common share, diluted	$0.53	$0.63	$1.25	$0.86
Weighted-average common shares outstanding, basic	5,815,872	4,328,453	5,529,663	2,509,357
Weighted-average common shares outstanding, diluted	5,815,872	4,330,472	5,529,663	2,510,679
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity
Balance at June 30, 2026	$1	$1	$5	$—	$9,386	$(1,144)	$8,249
Common shares issued	—	1	2	—	4,934	—	4,937
Preferred shares redeemed	—	—	—	—	(74)	—	(74)
Shareholder servicing fees	—	—	—	—	(192)	—	(192)
Unearned stock compensation	—	—	—	—	14		14
Net income (loss) (net of $2,640 allocated to redeemable shares)	—	—	—	—	—	451	451
Distributions declared to shareholders (net of $2,780 allocated to redeemable shares)	—	—	—	—	—	(494)	(494)
Remeasurement of redeemable common shares	—	—	—	—	(367)	—	(367)
Balance at September 30, 2026	$1	$2	$7	$—	$13,701	$(1,187)	$12,524

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2025	$—	$—	$2	$—	$—	$293	$295
Common shares issued	—	—	—	—	651	—	651
Net income (loss) (net of $2,578 allocated to redeemable shares)	—	—	—	—	—	140	140
Distributions declared to shareholders (net of $2,203 allocated to redeemable shares)	—	—	—	—	—	(122)	(122)
Remeasurement of redeemable common shares	—	—	—	—	930	(1,435)	(505)
Balance at September 30, 2025	$—	$—	$2	$—	$1,581	$(1,124)	$459
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2025	$—	$—	$4	$—	$4,133	$(1,098)	$3,039
Common shares issued	1	2	3	—	11,284	—	11,290
Preferred shares issued	—	—	—	—	74	—	74
Preferred shares redeemed	—	—	—	—	(74)	—	(74)
Shareholder servicing fees	—	—	—	—	(359)	—	(359)
Unearned stock compensation	—	—	—	—	42	—	42
Net income (loss) (net of $6,038 allocated to redeemable shares)	—	—	—	—	—	895	895
Distributions declared to shareholders (net of $6,648 allocated to redeemable shares)	—	—	—	—	—	(984)	(984)
Remeasurement of redeemable common shares	—	—	—	—	(1,399)	—	(1,399)
Balance at September 30, 2026	$1	$2	$7	$—	$13,701	$(1,187)	$12,524

	Par Value
	Common Shares Class I	Common Shares Class F-S	Common Shares Class F-I	Preferred Shares	Additional Paid-in Capital	Accumulated Earnings (Deficit) and Cumulative Distributions	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$546	$546
Common shares issued	—	—	2	—	4,806	—	4,808
Offering costs	—	—	—	—	(1,657)	—	(1,657)
Net income (loss) (net of $2,051 allocated to redeemable shares)	—	—	—	—	—	97	97
Distributions declared to shareholders (net of $3,522 allocated to redeemable shares)	—	—	—	—	—	(223)	(223)
Remeasurement of redeemable common shares	—	—	—	—	(1,568)	(1,544)	(3,112)
Balance at September 30, 2025	$—	$—	$2	$—	$1,581	$(1,124)	$459
See accompanying notes to condensed consolidated financial statements.

Principal Credit Real Estate Income Trust
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,933	$2,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Unrealized gain (loss) on investments in loans receivable	83	(219)
Amortization of restricted shares	42	42
Unrealized (gain) loss on loans payable	(48)	—
Interest income paid in kind	—	(2,711)
Financing fees paid	450	1,871
Early redemption premium cost	7	—
Change in assets and liabilities
(Increase) decrease in accrued interest receivable	(184)	(2,371)
(Increase) decrease in other assets	(14)	—
Increase (decrease) in due to affiliates	1,173	3,004
Increase (decrease) in interest payable	143	434
Increase (decrease) in accrued expenses and other liabilities	136	—
Increase (decrease) in income tax payable	—	(176)
Net cash provided by (used in) operating activities	8,721	2,022
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of investments in loans receivable	25,000	—
Loan origination and funding activity	(116,355)	(232,529)
Net increase (decrease) in escrow deposits	3,189	7,114
Net cash provided by (used in) investing activities	(88,166)	(225,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under loans payable	89,215	255,502
Repayment of loans payable	(18,750)	—
Borrowings under line of credit	—	219,000
Repayment of line of credit	—	(336,000)
Financing fees paid	(450)	(1,871)
Proceeds from issuance of redeemable common shares	10,320	90,000
Contributions received from common shares issued	10,959	4,795
Contributions received from preferred shares issued	74	—
Redemption of preferred shares issued	(81)	—
Distributions paid to shareholders	(7,119)	(3,055)
Shareholder servicing fees paid	(8)	—
Net cash provided by (used in) financing activities	84,160	228,371
Net change in cash and cash equivalents and restricted cash	$4,715	$4,978
Cash and cash equivalents and restricted cash, beginning of period	18,847	16,131
Cash and cash equivalents and restricted cash, end of period	$23,562	$21,109
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, end of period	12,073	9,748
Restricted cash, end of period	11,489	11,361
Cash and cash equivalents and restricted cash, end of period	$23,562	$21,109
Supplemental disclosure of cash flows information:
Cash paid for interest	$11,744	$9,921
Non-cash financing activities:
Accrued offering costs due to affiliates	$—	$1,657
Distributions payable	$1,050	$677
Distribution reinvestment from redeemable common shares issued	$36	$—
Distribution reinvestment from common shares issued	$330	$13
Accrued shareholder servicing fees	$359	$—
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
As of September 30, 2026, the Company had 12 investments in loans receivable with a principal balance of approximately $468.3 million.
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
Restricted Cash and Escrow Deposits
Restricted cash and escrow deposits represent amounts that are required to be deposited in accordance with the Company’s loan agreements to provide for future taxes, insurance, interest payments, and future repairs at the underlying properties.

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
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where the Company does not elect the fair value option, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. When the Company elects the fair value option, origination fees and direct loan costs are recorded directly in income on the Condensed Consolidated Statements of Operations within Other revenue and are not deferred. As of September 30, 2026, the Company has elected the fair value option for all of its outstanding loans.
The Company considers credit risk and risk of nonperformance in its evaluation of whether to record interest income and fee income on an accrual basis. Commercial mortgage loans in default may be placed on non-accrual status with recognition of interest income recognized when received. As of September 30, 2026, no loans were placed on non-accrual status.

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
As of September 30, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $0.8 million and $1.7 million, respectively. These organization and offering expenses are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026. Organization expenses have been expensed as incurred, and offering expenses have been charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets.
Operating Expenses
Pursuant to the Advisory Agreement, the Adviser has also agreed to advance certain of the Company’s operating expenses and costs through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company as incurred. For the three and nine months ended September 30, 2026, general and administrative expenses in the amount of $0.6 million and $1.7 million were incurred, of which the portion incurred through August 31, 2026 was advanced by the Adviser. For the three and nine months ended September 30, 2025, general and administrative expenses in the amount of $0.5 million and $1.9 million were incurred and advanced by the Adviser. Operating expenses that are not advanced by the Adviser are recorded within General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and are expensed as incurred. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Adviser had incurred operating costs on the Company’s behalf of $3.7 million and $2.5 million, respectively, which has been recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2025. As long as the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT and distributes 90% of its taxable income to its shareholders, it may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on undistributed income, (2) taxes related to its taxable REIT subsidiaries (“TRSs”), (3) certain state or local income taxes, and (4) taxes on any built-in gain in assets acquired during the period the Company filed as a corporation to the extent such assets were disposed of within five years of the Company’s conversion to REIT status. REITs are subject to a number of other organizational and operational requirements. The Company was in compliance with the REIT qualification requirements as of September 30, 2026, and for the nine months then ended. The Company intends to continue to operate in a manner that will maintain its qualification as a REIT.
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
The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Company believes all or some portion of the deferred tax asset may not be realized. The Company had no deferred tax asset or liability as of September 30, 2026.

Share-based Payments
The Company recognizes the cost of share-based compensation within General and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the awards granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the NAV on the grant date. On November 14, 2025, the Company granted 2,625 restricted Class E shares to its independent trustees with a fair value of $56.3 based on the NAV of $21.43 per share that vest one year from the date of grant. For the three and nine months ended September 30, 2026, the Company recognized compensation expenses of $14.1 and $42.1, respectively. For the three and nine months ended September 30, 2025, the Company recognized compensation expenses of $14.2 and $41.9, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset commercial mortgage-backed securities, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of September 30, 2026, the Company’s assets included 12 CRE Debt Investments. Refer to Note 3 - “Investments in Loans Receivable” for additional information.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity on the current interim reporting requirements by improving the navigability of required interim disclosures, clarifying when that guidance is applicable, and applying Topic 270 to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The guidance can be applied on a prospective or retrospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s condensed consolidated financial statements.

3.Investments in Loans Receivable
As of September 30, 2026, the Company held the following investments in loans receivable (amounts in thousands):

Description	Location	Origination Date	Principal Balance Outstanding	Fair Value	Stated Rate(1)			Payment Terms(2)	Initial Maturity Date
Industrial	Puyallup, WA	12/16/2024	$30,428	$30,504	1-Month Term SOFR	+	3.25%	Monthly; I/O	1/1/2027
Industrial	Olathe, KS	12/30/2024	40,463	40,463	1-Month Term SOFR	+	3.40%	Monthly; I/O	1/1/2027
Industrial	Greenwood, IN	12/30/2024	10,739	10,739	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Industrial	Mesa, AZ	12/30/2024	18,384	18,384	1-Month Term SOFR	+	3.70%	Monthly; I/O	1/1/2027
Industrial	Richmond, CA	12/30/2024	24,410	24,410	1-Month Term SOFR	+	3.85%	Monthly; I/O	1/1/2027
Residential	Tempe, AZ	2/14/2025	76,500	76,500	1-Month Term SOFR	+	3.25%	Monthly; I/O	3/1/2027
Residential	Spring Hill, TN	6/13/2025	50,000	50,025	1-Month Term SOFR	+	3.35%	Monthly; I/O	7/1/2027
Residential	Los Angeles, CA	7/17/2025	68,500	68,500	1-Month Term SOFR	+	3.25%	Monthly; I/O	8/1/2027
Residential	Richmond, TX	8/7/2025	35,600	35,613	1-Month Term SOFR	+	3.25%	Monthly; I/O	9/5/2027
Industrial	Baytown, TX	7/16/2026	26,999	27,142	1-Month Term SOFR	+	3.00%	Monthly; I/O	8/1/2028
Residential	Savannah, GA	8/27/2026	61,000	61,000	1-Month Term SOFR	+	2.55%	Monthly; I/O	9/1/2028
Industrial	Denver, CO	9/11/2026	25,300	25,300	1-Month Term SOFR	+	3.45%	Monthly; I/O	10/1/2028
			$468,323	$468,580
(1)All loans in the Company’s loan portfolio earn interest at a rate of the 1-Month Term Secured Overnight Financing Rate (“SOFR”) in effect on the loan’s most recent repricing date, plus a spread. All loans in the Company’s loan portfolio are subject to a rate floor. As of September 30, 2026, the individual rate of each loan in the portfolio ranged from 6.24% to 7.54%.
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
(2)Payment terms for all loans in the Company’s loan portfolio are I/O with principal due at maturity.

4.Loans Payable
The following table presents the value of the Company’s loans payable, at fair value, as of September 30, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.95%	$250,000	$85,633	$164,367	$164,424	$228,142	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.49%	250,000	66,650	183,350	183,381	240,438	6/28/2027	6/27/2028
					$347,805
The following table presents the value of the Company’s loans payable, at fair value, as of December 31, 2025 (amounts in thousands):

Description	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date
Goldman Repurchase Agreement	5.92%	$250,000	$88,323	$161,677	$161,721	$222,995	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.48%	250,000	134,425	115,575	115,667	154,312	6/28/2027	6/27/2028
					$277,388
Repurchase Agreements
Goldman Sachs Bank USA
On December 17, 2024, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Repurchase Agreement”), with Goldman Sachs Bank USA (“Goldman”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the GS Repurchase Agreement. The GS Repurchase Agreement provides for asset purchases by Goldman of up to $250.0 million (the “GS Facility”). On July 10, 2025, the Company entered into an amendment with Goldman to allow for an upsize of the GS Facility to $375.0 million upon satisfaction of certain conditions, which have not been met as of September 30, 2026. The Company has borrowed $164.4 million and $161.7 million under the terms of the GS Repurchase Agreement as of September 30, 2026 and December 31, 2025, respectively.
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
The GS Repurchase Agreement and the GS Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2026, the Company was in compliance with all covenants.
Citibank, N.A.
On June 27, 2025, the Company entered into a Master Repurchase Agreement (together with the related transaction documents, the “Citi Repurchase Agreement”), with Citibank, N.A. (“Citibank”), to finance the acquisition and origination by the Company of eligible loans as more particularly described in the Citi Repurchase Agreement. The Citi Repurchase Agreement provides for asset purchases by Citibank of up to $250.0 million (the “Citi Facility”). The Company has borrowed $183.4 million and $115.6 million under the terms of the Citi Repurchase Agreement as of September 30, 2026 and December 31, 2025, respectively.

Advances under the Citi Facility accrue interest at a per annum rate equal to the Term SOFR Reference Rate (as defined in the Citi Repurchase Agreement) for a one-month period plus a margin, subject to a rate floor, as agreed upon by Citibank and the Company for each transaction. Interest is paid monthly. The stated termination date of the Citi Facility is June 28, 2027, subject to an option to extend the stated termination date pursuant to a term out period, provided certain customary conditions are met. Prior to June 28, 2027, the Company intends to exercise an option in order to extend the maturity date.
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
The Citi Repurchase Agreement and the Citi Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type. As of September 30, 2026, the Company was in compliance with all covenants.
5.Commitments and Contingencies
As of September 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it. The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments consist primarily of commitments to extend credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There is a commitment to extend credit in an amount not to exceed $15.7 million as of September 30, 2026.
6.Redeemable Common Shares
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Initial Anchor Investors”) entered into subscription agreements with the Company, pursuant to which each of the Initial Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A common shares, in each case, at a price per share equal to the most recently determined NAV of the Class A common shares (collectively, the “Initial Anchor Investment”). On August 3, 2026, an unaffiliated life insurance and annuities company and/or its affiliates (the “Institutional Class A Investor”) agreed, from time to time, to purchase an aggregate amount of $30.0 million in the Company’s Class A common shares at a price per share equal to the most recently determined NAV of the Class A common shares.
As of September 30, 2026, each of the Initial Anchor Investors had purchased $53.1 million in Class A common shares, and the Institutional Class A Investor had purchased $3.8 million in Class A common shares. As of September 30, 2026, the remaining uncalled amounts for each Initial Anchor Investor and the Institutional Class A Investor were $21.9 million and $26.2 million, respectively.
The following table details the issuance of Class A common shares to the Initial Anchor Investors and the Institutional Class A Investor (amounts in thousands, except for share and per share data):

Date of Issuance	Aggregate Purchase Price	Price Per Share	Class A Redeemable Common Shares Purchased
December 9, 2024	$10,000	$20.00	500,000
February 4, 2025	15,000	$21.11	710,634
May 1, 2025	25,000	$21.16	1,181,514
July 1, 2025	30,000	$21.17	1,417,040
September 2, 2025	20,000	$21.29	939,571
September 1, 2026	10,000	$21.53	464,520
Total	$110,000		5,213,279
Each of the offers and sales of the common shares described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three and nine months ended September 30, 2026 (amounts in thousands except share amounts):

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Class E Redeemable Common Shares	Class A Redeemable Common Shares	Total	Class E Redeemable Common Shares	Class A Redeemable Common Shares	Total
Beginning balance of shares outstanding	31,340	4,748,759	4,780,099	15,973	4,748,759	4,764,732
Redeemable common shares issued	1,189	464,520	465,709	16,556	464,520	481,076
Shares outstanding as of September 30, 2026	32,529	5,213,279	5,245,808	32,529	5,213,279	5,245,808

Beginning balance	$678	$102,280	$102,958	$335	$101,731	$102,066
Proceeds from issuance of redeemable common shares	26	10,000	10,026	356	10,000	10,356
Allocation of net income (loss)	16	2,624	2,640	36	6,002	6,038
Distributions declared to shareholders	(18)	(2,762)	(2,780)	(40)	(6,608)	(6,648)
Remeasurement of redeemable common shares	5	362	367	20	1,379	1,399
Balance at September 30, 2026	$707	$112,504	$113,211	$707	$112,504	$113,211

The following table summarizes the changes in the Company’s outstanding redeemable common shares for the three and nine months ended September 30, 2025 (amounts in thousands except share amounts):

	Redeemable Common Shares
	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Beginning balance of shares outstanding	2,392,148	500,000
Redeemable common shares issued	2,356,611	4,248,759
Shares outstanding as of September 30, 2025	4,748,759	4,748,759

Beginning balance	$50,797	$10,008
Proceeds from issuance of redeemable common shares	50,000	90,000
Amortization of share grants	14	42
Allocation of net income (loss)	2,578	2,051
Distributions declared to shareholders	(2,203)	(3,522)
Remeasurement of redeemable common shares	505	3,112
Balance at September 30, 2025	$101,691	$101,691
As of September 30, 2026 and December 31, 2025, Class E shares held by certain trustees and employees of the Adviser, and Class A shares held by the Initial Anchor Investors and the Institutional Class A Investor, as applicable, are classified in mezzanine equity. Holders of the Class A shares may request repurchase of these shares, subject to certain limitations and terms set forth in the applicable subscription agreement (as discussed below).
Each of the Initial Anchor Investors and the Institutional Class A Investor has agreed to hold all of the Class A shares received pursuant to its applicable subscription agreement until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Initial Anchor Investors and the Institutional Class A Investor may, from time to time, request, with respect to such Class A shares, that the Company repurchase an aggregate number of Class A shares equal to the amount available under the Company’s share repurchase plan’s 5% quarterly cap, but, solely with respect to the Initial Anchor Investors, only after the Company first satisfies repurchase requests from all other common shareholders and Institutional Investors who have properly submitted a repurchase request for such quarter in accordance with the share repurchase plan.

The Class A shares issued pursuant to the applicable subscription agreements are not eligible for repurchase pursuant to the Company’s share repurchase plan (but rather are eligible for repurchase pursuant to the terms of the applicable subscription agreement through which the applicable investor purchased the Class A shares) and are therefore not subject to the quarterly limitation or the Early Repurchase Deduction (defined below). However, the aggregate amount of Class A shares that may be repurchased by the Company from the Initial Anchor Investors during any calendar quarter is determined by reference to repurchases by other shareholders pursuant to the share repurchase plan, as described above.
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
For the three and nine months ended September 30, 2026 and 2025, the Company did not grant restricted Class E shares to its independent trustees. For the three months ended September 30, 2026 and 2025, the Company recognized compensation expenses of $14.1 and $14.2, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expenses of $42.1 and $41.9, respectively.
The Class E and Class A shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class E Common Shares	Class A Common Shares	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.5650	$0.5650	$1.3750	$1.3750
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.5650	$0.5650	$1.3750	$1.3750
The following table summarizes the aggregate distributions declared for each class of redeemable common shares for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class E Common Shares	Class A Common Shares	Class E Common Shares	Class A Common Shares
Aggregate gross distributions declared per common share	$0.5450	$0.5450	$1.4500	$1.4500
Shareholder servicing fee per common share	—	—	—	—
Net distributions per common share	$0.5450	$0.5450	$1.4500	$1.4500

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
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the three months ended September 30, 2026 and 2025 (amounts in thousands except share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of June 30, 2026	51,123	93,391	563,312	707,826
Common shares issued	15,952	107,465	118,736	242,153
Shares outstanding as of September 30, 2026	67,075	200,856	682,048	949,979

Proceeds from issuance of common shares	$322	$2,192	$2,423	$4,937

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of June 30, 2025	50	—	203,413	203,463
Common shares issued	1	—	31,984	31,985
Shares outstanding as of September 30, 2025	51	—	235,397	235,448

Proceeds from issuance of common shares	$—	$—	$651	$651
The following table summarizes the movement and proceeds received from the Company’s outstanding common shares for the nine months ended September 30, 2026 and 2025 (amounts in thousands except share data):

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2025	15,364	—	381,226	396,590
Common shares issued	51,711	200,856	300,822	553,389
Shares outstanding as of September 30, 2026	67,075	200,856	682,048	949,979

Proceeds from issuance of common shares	$1,048	$4,099	$6,143	$11,290

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Total
Shares outstanding as of December 31, 2024	—	—	—	—
Common shares issued	51	—	235,397	235,448
Shares outstanding as of September 30, 2025	51	—	235,397	235,448

Proceeds from issuance of common shares	$1	$—	$4,807	$4,808
As of September 30, 2026, no Class S, Class T or Class D common shares were outstanding.
Preferred Shares
On January 27, 2026, in connection with the offering of Preferred Shares, the Company issued an aggregate of 74 shares of its 12.0% Series A Cumulative Redeemable Preferred Shares (“Preferred Shares”) at a price per share of $1,000 for an aggregate purchase price of $74. On September 9, 2026, the Company fully redeemed all the Preferred Shares at a price per share of $1,000 for an aggregate purchase price of $74.
The following table summarizes the movement and proceeds received from the Company’s outstanding preferred shares for the three and nine months ended September 30, 2026 (amounts in thousands except share data):

	Preferred Shares Series A
	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Beginning balance of shares outstanding	74	—
Preferred shares issued	—	74
Preferred shares redeemed	(74)	(74)
Shares outstanding as of September 30, 2026	—	—

Proceeds from issuance of preferred shares	$—	$74
Redemption of preferred shares	$(74)	$(74)
There were no Preferred Shares issued or outstanding during the three and nine months ended September 30, 2025.
Share Repurchase Plan
Effective as of November 11, 2024, the board of trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their common shares, subject to certain limitations. The share repurchase plan commenced with the quarterly repurchase period ending June 30, 2025. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in its discretion. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured from the first calendar day of the month the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”). The Company did not receive any shareholder repurchase requests for the three and nine months ended September 30, 2026.
The aggregate NAV of total repurchases of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S, Class F-I, Class E shares and Class A shares (including repurchases at certain non-U.S. investor access funds primarily created to hold the Company’s shares) under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month).
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
Distributions
The following table summarizes the aggregate distributions declared for each class of common shares for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.5650	$0.5650	$0.5650	$1.3750	$1.1050	$1.3750
Shareholder servicing fee per common share	—	(0.0436)	—	—	(0.1016)	—
Net distributions per common share	$0.5650	$0.5214	$0.5650	$1.3750	$1.0034	$1.3750

The following table summarizes the aggregate distributions declared for each class of common shares for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares
Aggregate gross distributions declared per common share	$0.5450	$—	$0.5450	$1.1800	$—	$1.1800
Shareholder servicing fee per common share	—	—	—	—	—	—
Net distributions per common share	$0.5450	$—	$0.5450	$1.1800	$—	$1.1800
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
Fair Value Disclosure
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy (amounts in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Investments in loans receivable, at fair value	$—	$—	$468,580	$—	$—	$377,308
Total	$—	$—	$468,580	$—	$—	$377,308
Financial Liabilities:
Loans payable, at fair value	$—	$—	$347,805	$—	$—	$277,388
Total	$—	$—	$347,805	$—	$—	$277,388
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the three and nine months ended September 30, 2026 (amounts in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$353,847	$377,308
Repayment of investments in loans receivable	—	(25,000)
Loan origination and funding activity	114,618	116,355
Unrealized gain (loss)	115	(83)
Balance as of September 30, 2026	$468,580	$468,580
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans receivable for the three and nine months ended September 30, 2025 (amounts in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$268,760	$140,569
Loan origination and funding activity	105,829	232,529
Interest income paid in kind	1,151	2,711
Unrealized gain (loss)	288	219
Balance as of September 30, 2025	$376,028	$376,028

The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the three and nine months ended September 30, 2026 (amounts in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$(258,574)	$(277,388)
Borrowings under repurchase agreement	(89,215)	(89,215)
Repayment of loans payable	—	18,750
Unrealized gain (loss)	(16)	48
Balance as of September 30, 2026	$(347,805)	$(347,805)
The following table shows a reconciliation of the beginning and ending fair value measurements of our loans payable for the three and nine months ended September 30, 2025 (amounts in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$(161,566)	$(21,750)
Borrowings under repurchase agreement	(115,575)	(255,502)
Unrealized gain (loss)	(111)	—
Balance as of September 30, 2025	$(277,252)	$(277,252)
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026 (amounts in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average(1)
Financial Assets:
Investments in loans receivable, at fair value	$468,580	Discounted Cash Flow	Discount Margin	3.24%
Financial Liabilities:
Loans payable, at fair value	$347,805	Discounted Cash Flow	Discount Margin	1.90%
(1)The preceding table shows discount margins above floating Secured Overnight Financing Rate (“SOFR”), as provided by the Company’s third-party valuation provider, SitusAMC.
The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025 (amounts in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average(1)
Financial Assets:
Investments in loans receivable, at fair value	$377,308	Discounted Cash Flow	Discount Margin	3.35%
Financial Liabilities:
Loans payable, at fair value	$277,388	Discounted Cash Flow	Discount Margin	1.99%
(1)The preceding table shows discount margins above floating Secured Overnight Financing Rate (“SOFR”), as provided by the Company’s third-party valuation provider, SitusAMC.
9.Related Party Transactions
Pursuant to the terms of the Initial Anchor Investment, Principal Life, an Initial Anchor Investor, has agreed to purchase a total of $75.0 million of Class A shares. Principal Life has purchased $53.1 million and $50.0 million of Class A shares in connection therewith as of September 30, 2026 and December 31, 2025, respectively.
Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating, and monitoring investment opportunities and making decisions related to the origination, acquisition, management, financing, and disposition of assets, in accordance with the investment objectives, guidelines, policies and limitations, subject to oversight by the board of trustees.

Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser is paid a management fee equal to (1) 1.25% of NAV for the outstanding Class S shares, Class T shares, Class D shares, and Class I shares and (2) 0.75% of NAV for the outstanding Class F-S shares, Class F-I shares and Class A shares, in each case, per annum, payable monthly in arrears. The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Company will not pay the Adviser the management fee with respect to the Class E shares, and as a result, it is a class-specific expense. For the three and nine months ended September 30, 2026, the Company incurred $237 and $668 of management fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $176 and $303 of management fees, respectively.
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
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class T shares, Class D shares, Class I shares, Class F-S shares and Class F-I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in GAAP net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. For the three and nine months ended September 30, 2026, the Company incurred $55 and $110 of performance fees, respectively. For the three and nine months ended September 30, 2025, there was $16 performance fee earned.
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

The following table details the components of due to affiliates (amounts in thousands):

	As of September 30, 2026	As of December 31, 2025
Due to Affiliates
Accrued operating costs	$3,681	$2,511
Accrued offering costs	1,657	1,657
Accrued financing fees	753	819
Accrued organizational costs	842	842
Accrued management fees	237	208
Accrued shareholder servicing fees	350	—
Accrued performance fees	55	15
Total Due to Affiliates	$7,575	$6,052
Accrued operating costs
The Adviser had incurred operating costs on the Company’s behalf of $3.7 million through September 30, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued organization and offering costs
The Adviser had incurred $0.8 million of organization and $1.7 million offering costs (excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) on the Company’s behalf through September 30, 2026. Such costs are recorded as a component of Due to affiliates on the accompanying Condensed Consolidated Balance Sheets. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on March 3, 2027.
Accrued shareholder servicing fees
The Company accrues the estimated amount of the future shareholder servicing fees payable to the Dealer Manager for Class S shares, Class T shares, Class D shares and Class F-S shares based on the estimated hold period of those shares. The Company does not pay a shareholder servicing fee with respect to its outstanding Class I shares, Class F-I shares, Class E shares or Class A shares. The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders of approximately 10 years and level of servicing fees attributed to such share class. The Company subsequently reassesses such liability at each reporting period. As of September 30, 2026, the Company has accrued shareholder servicing fees of $350. As of December 31, 2025, there were no shareholder servicing fees accrued.
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
Net income per common share for the three and nine months ended September 30, 2026 and 2025, is computed as follows (amounts in thousands, except for share and per share data):

For the Three Months Ended September 30, 2026	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income (loss)	$28	$82	$313	$19	$2,649	$3,091
Weighted-average shares of common shares outstanding - Basic and diluted	60,475	171,196	651,897	32,071	4,900,233	5,815,872
Net income (loss) per common share - Basic and diluted	$0.46	$0.48	$0.48	$0.59	$0.54	$0.53

For the Nine Months Ended September 30, 2026	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Total
Net income (loss)	$50	$109	$651	$41	$6,082	$6,933
Weighted-average shares of common shares outstanding - Basic and diluted	45,348	84,902	570,428	29,180	4,799,805	5,529,663
Net income (loss) per common share - Basic and diluted	$1.10	$1.28	$1.14	$1.41	$1.27	$1.25

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Basic:
Net income (loss) attributable to Principal Credit Real Estate Income Trust	$2,718	$2,148
Weighted-average shares of common shares outstanding, basic	4,328,453	2,509,357
Net income (loss) per common share - Basic and diluted	$0.63	$0.86

Diluted:
Net income (loss) attributable to Principal Credit Real Estate Income Trust	$2,718	$2,148
Weighted-average shares of common shares outstanding, diluted	4,330,472	2,510,679
Diluted net income (loss) per common share	$0.63	$0.86
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
12.Subsequent Events
In preparing these condensed consolidated financial statements, management evaluated subsequent events through November 12, 2026, the date these condensed consolidated financial statements were issued. Based on this evaluation, the Company identified the following events occurring subsequent to September 30, 2026 that require disclosure.
On October 30, 2026, the Company originated a $30.1 million floating rate first mortgage loan collateralized by a warehouse asset in the Seattle-Bellevue-Kent, WA MSA. The initial term of the loan is two years from the date of origination, with three one year extension options subject to satisfaction of certain predefined conditions by the borrower.
On November 6, 2026, the Company originated a $29.7 million floating rate first mortgage loan collateralized by a residential asset in the Los Angeles-Long Beach-Glendale, CA MSA. The initial term of the loan is two years from the date of origination, with three one year extension options subject to satisfaction of certain predefined conditions by the borrower.
The Company issued the following shares, including shares issued under the DRIP subsequent to September 30, 2026 (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class I Common Shares	1,762	$36
Class F-S Common Shares	57,169	1,164
Class F-I Common Shares	261,032	5,316
Class E Common Shares	2,542	55
Class A Common Shares	324,650	7,000
Total	647,155	$13,571

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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Form 10-Q, including the scheduled December 17, 2026 stated termination date of our repurchase facility with Goldman, the expiration on August 31, 2026 of the Adviser’s agreement to advance our organization and offering expenses and operating expenses, and the commencement on March 3, 2027 of our reimbursement to the Adviser of previously advanced expenses.
Q3 2026 Highlights
Fundraising and Distributions
•During the three months ended September 30, 2026, pursuant to the Offering, the Company sold an aggregate of 698,443 of its common shares for aggregate net consideration of approximately $14.8 million, plus applicable upfront selling commissions and dealer manager fees. In addition, during the three months ended September 30, 2026, the Company issued 9,419 shares pursuant to its distribution reinvestment plan (the “DRIP”).
•On September 9, 2026, the Company fully redeemed all the Preferred Shares at a price per share of $1,000 for an aggregate purchase price of $74.
•During the three months ended September 30, 2026, the Company declared aggregate distributions of $0.5650 per Class I, Class F-I, Class E, and Class A share and $0.5214 per Class F-S share. Refer to the Distributions section below for further details on the distributions declared.
Investments
•On July 16, 2026, the Company originated a $27.0 million floating rate first mortgage loan collateralized by an industrial asset in Baytown, TX. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
•On August 27, 2026, the Company originated a $61.0 million floating rate first mortgage loan collateralized by a multifamily residential asset in Savannah, GA. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
•On September 11, 2026, the Company originated a $25.3 million floating rate first mortgage loan collateralized by an industrial asset in Denver, CO. The initial term of the loan is two years with three one-year extension options subject to satisfaction of certain predefined conditions by the borrower.
Financing Activity
•During the three months ended September 30, 2026, there were no repayments of outstanding loans by the Company.
•On July 16, 2026, the Company entered into a $21.4 million secured financing facility with Goldman, secured by an industrial asset in Baytown, TX, bearing interest at one-month Term SOFR plus 1.75%.
•On August 27, 2026, the Company entered into a $48.8 million secured financing facility with Citibank, secured by a residential asset in Savannah, GA, bearing interest at one-month Term SOFR plus 1.45%.
•On September 11, 2026, the Company entered into a $19.0 million secured financing facility with Citibank, secured by an industrial asset in Denver, CO, bearing interest at one-month Term SOFR plus 1.95%.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	Change
Revenues
Interest income	$7,410	$6,966	$444
Other revenue	1,214	1,041	173
Total revenue	8,624	8,007	617
Expenses
Interest expense	4,300	4,400	(100)
General and administrative	590	540	50
Management fees	237	176	61
Performance fees	55	16	39
Financing fees	450	351	99
Organization costs	—	—	—
Total expenses	5,632	5,483	149
Unrealized gains (losses)
Unrealized gain (loss) on investments in loans receivable	115	288	(173)
Unrealized gain (loss) on loans payable	(16)	(111)	95
Total unrealized gains (losses)	99	177	(78)
Income (loss) before income tax expense (benefit)	3,091	2,701	390
Income tax expense (benefit)	—	(17)	17
Net income (loss)	$3,091	$2,718	373
•During the three months ended September 30, 2026, revenues totaled $8.6 million, and consisted of $7.4 million of interest income and $1.2 million of other revenue, predominantly consisting of origination fees. The increase in total revenue of $0.6 million compared to the comparative period in 2025 was primarily due to the increase in the size of our investment portfolio.
•During the three months ended September 30, 2026, interest expense was $4.3 million and the Company incurred $0.5 million of financing fees. Interest expense and financing fees were $4.4 million and $0.4 million, respectively, for the three months ended September 30, 2025. The decrease in interest expense during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to financing the growth of our investment portfolio. The increase in financing fees during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to three new loans being placed on the Company’s financing arrangements with Goldman Sachs Bank USA (“Goldman”) and Citibank, N.A. (“Citibank”), and additional financing fees incurred in connection with the one-year anniversary of our Citibank facility.
•During the three months ended September 30, 2026, general and administrative fees were approximately $0.6 million and primarily related to operating costs incurred during the period. These costs, to the extent incurred prior to September 1, 2026, have been advanced by the Adviser pursuant to the terms of the Advisory Agreement. Costs incurred on or after September 1, 2026, have been paid directly by the Company or reimbursed to the Adviser as incurred, as applicable. The Company will commence reimbursement of the advance expenses to the Adviser on March 3, 2027, and will reimburse the Adviser for such advanced expenses ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the initial closing of the Offering that included non-Anchor Investors.
•Management fees and performance fees are earned by the Adviser for providing services pursuant to the Advisory Agreement. During the three months ended September 30, 2026 and 2025, management fees were $0.24 million and $0.18 million, respectively. Performance fees earned during the three months ended September 30, 2026 and 2025 were $0.06 million and $0.02 million, respectively. The increases were primarily due to the increase in the size of our investment portfolio and performance related thereto.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025	Change
Revenues
Interest income	$20,558	$15,003	$5,555
Other revenue	1,237	2,306	(1,069)
Total revenue	21,795	17,309	4,486
Expenses
Interest expense	11,888	10,489	1,399
General and administrative	1,711	1,870	(159)
Management fees	668	303	365
Performance fees	110	16	94
Financing fees	450	1,861	(1,411)
Organization costs	—	841	(841)
Total expenses	14,827	15,380	(553)
Unrealized gains (losses)
Unrealized gain (loss) on investments in loans receivable	(83)	219	(302)
Unrealized gain (loss) on loans payable	48	—	48
Total unrealized gains (losses)	(35)	219	(254)
Income (loss) before income tax expense (benefit)	6,933	2,148	4,785
Income tax expense (benefit)	—	—	—
Net income (loss)	$6,933	$2,148	4,785
•During the nine months ended September 30, 2026, revenues totaled $21.8 million, and consisted of $20.6 million of interest income and $1.2 million of other revenue, predominantly consisting of origination fees. The increase in total revenue of $4.5 million compared to the comparative period in 2025 was primarily due to the increase in the size of our investment portfolio.
•During the nine months ended September 30, 2026, interest expense was $11.9 million and the Company incurred $0.45 million financing fees. Interest expense and financing fees were $10.5 million and $1.9 million, respectively, for the nine months ended September 30, 2025. The increase in interest expense during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to financing the growth of our investment portfolio. The decrease in financing fees during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to fewer new loans being placed on the Company’s financing arrangements with Goldman Sachs Bank USA (“Goldman”) and Citibank, N.A. (“Citibank”).
•During the nine months ended September 30, 2026, general and administrative fees were approximately $1.7 million and primarily related to operating costs incurred during the period. These costs that were incurred prior to September 1, 2026 have been advanced by the Adviser pursuant to the terms of the Advisory Agreement. Costs incurred on or after September 1, 2026 have been paid directly by the Company or reimbursed to the Adviser as incurred, as applicable. The Company will commence reimbursement of the advance expenses to the Adviser on March 3, 2027, and will reimburse the Adviser for such advanced expenses ratably in 60 monthly installments thereafter. The Company began recognizing operating costs incurred by the Adviser on March 1, 2025, the date of the initial closing of the Offering that included non-Anchor Investors.
•Management fees and performance fees are earned by the Adviser for providing services pursuant to the Advisory Agreement. During the nine months ended September 30, 2026 and 2025, management fees were $0.67 million and $0.30 million, respectively. Performance fees earned during the nine months ended September 30, 2026 and 2025 were $0.11 million and $0.02 million, respectively. The increases were primarily due to the increase in the size of our investment portfolio and performance related thereto.
Financial Condition
Investment Activities
As of September 30, 2026, the Company had originated 12 CRE Debt Investments. The following table details the statistics of the Company’s investments in loans receivable portfolio as of September 30, 2026 (amounts in thousands):

Loan / Property Type	Location	Origination Date(1)	Total Loan	Principal Balance Outstanding	Fair Value	Cash Coupon(2)			Maximum Maturity(3)	LTV(4)
Senior Loans:
Industrial	Puyallup, WA	12/16/2024	$32,500	$30,428	$30,504	1-Month Term SOFR	+	3.25%	1/1/2029	51%
Industrial	Olathe, KS	12/30/2024	40,728	40,463	40,463	1-Month Term SOFR	+	3.40%	1/1/2030	81%
Industrial	Greenwood, IN	12/30/2024	12,637	10,739	10,739	1-Month Term SOFR	+	3.85%	1/1/2030	59%
Industrial	Mesa, AZ	12/30/2024	19,139	18,384	18,384	1-Month Term SOFR	+	3.70%	1/1/2030	74%
Industrial	Richmond, CA	12/30/2024	27,017	24,410	24,410	1-Month Term SOFR	+	3.85%	1/1/2030	64%
Residential	Tempe, AZ	2/14/2025	76,500	76,500	76,500	1-Month Term SOFR	+	3.25%	3/1/2030	72%
Residential	Spring Hill, TN	6/13/2025	50,000	50,000	50,025	1-Month Term SOFR	+	3.35%	7/1/2030	65%
Residential	Los Angeles, CA	7/17/2025	68,500	68,500	68,500	1-Month Term SOFR	+	3.25%	8/1/2030	77%
Residential	Richmond, TX	8/7/2025	35,600	35,600	35,613	1-Month Term SOFR	+	3.25%	9/5/2030	71%
Industrial	Baytown, TX	7/16/2026	32,800	26,999	27,142	1-Month Term SOFR	+	3.00%	8/1/2031	59%
Residential	Savannah, GA	8/27/2026	61,000	61,000	61,000	1-Month Term SOFR	+	2.55%	9/1/2031	70%
Industrial	Denver, CO	9/11/2026	27,600	25,300	25,300	1-Month Term SOFR	+	3.45%	10/1/2031	79%
			$484,021	$468,323	$468,580

(1)Origination date represents the date the loan investment was initially originated or acquired by the Company.
(2)Cash coupon is expressed as the relevant floating benchmark rate 1-Month Term Secured Overnight Financing Rate (“SOFR”) plus the spread in effect as of September 30, 2026. All loans in the Company’s loan portfolio are subject to a rate floor. The effective interest rate for each loan in the Company’s loan portfolio ranged from 6.24% to 7.54% as of September 30, 2026.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
(4)The LTV ratio for each investment is based on the most recent outstanding loan balance and the MAI appraised value, which are not updated for subsequent loan modifications or upsizes.

Financing Activities
We finance the majority of our CRE Debt Investments portfolio through repurchase agreements. The table below summarizes our borrowings as of September 30, 2026 (amounts in thousands):

Description	Weighted Average Interest Rate(1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity	Maximum Maturity(2)
Goldman Repurchase Agreement	5.95%	$250,000	$85,633	$164,367	$164,424	$228,142	12/17/2026	12/17/2031
Citi Repurchase Agreement	5.49%	250,000	66,650	183,350	183,381	240,438	6/28/2027	6/27/2028
		$500,000	$152,283	$347,717	$347,805	$468,580
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
On July 19, 2024, each of (1) Principal Life Insurance Company and/or its affiliate (“Principal Life”) and (2) an unaffiliated life insurance company and/or its affiliates (collectively with Principal Life, the “Initial Anchor Investors”) entered into a subscription agreement with the Company, pursuant to which each of the Initial Anchor Investors agreed, from time to time, to purchase an aggregate amount of $75.0 million in the Company’s Class A shares, in each case, at a price per share equal to the most recently determined NAV of the Class A shares (collectively, referred to as, the “Initial Anchor Investment”). On August 3, 2026, an unaffiliated life insurance and annuities company and/or its affiliates (the “Institutional Class A Investor”) agreed from time to time to purchase an aggregate amount of $30.0 million in the Company’s Class A common shares at a price per share equal to the most recently determined NAV of the Class A shares. Each of the Initial Anchor Investors and the Institutional Class A Investor has agreed to hold all of the Class A shares received pursuant to its applicable subscription agreement until the earlier of (1) the first date that the Company’s NAV reaches $1.5 billion and (2) March 3, 2030 (such date, the “Anchor Investor Liquidity Date”). Following the Anchor Investor Liquidity Date, each quarter, the Initial Anchor Investors and the Institutional Class A Investor may, from time to time, request, with respect to such Class A shares, that we repurchase an aggregate number of Class A shares equal to the amount available under our share repurchase plan’s 5% quarterly cap, but, solely with respect to the Initial Anchor Investors, only after we first satisfy repurchase requests from all other common shareholders who have properly submitted a repurchase request for such quarter in accordance with our share repurchase plan.
As of September 30, 2026, each of the Initial Anchor Investors had purchased $53.1 million in Class A common shares and the Institutional Class A Investor had purchased $3.8 million in Class A common shares. As of September 30, 2026, the remaining uncalled amounts for each Initial Anchor Investor and the Institutional Class A Investor were $21.9 million and $26.2 million, respectively.
We expect to generate cash primarily from (i) the net proceeds of the Offering, including through issuances pursuant to the applicable Class A subscription agreements, (ii) cash flows from our operations, (iii) our existing financing arrangements and any financing arrangements we may enter into in the future and (iv) any future offerings of equity and/or debt securities (other than through the Offering).
Our primary use of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our board of trustees and declared by us.
The Company will seek to enter into bank debt, credit facility, and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2026, the Company had established loan repurchase facilities with Goldman and Citibank for $250.0 million and $250.0 million, respectively. The Company has pledged five residential and seven industrial loans as collateral and based on the value of the loans pledged as collateral and the advanced rates attributed to each loan by the lender, the Company had $164.4 million and $183.4 million in outstanding debt with Goldman and Citibank, respectively, as of September 30, 2026. Refer to Note 3 - “Investments in Loans Receivable” and Note 4 - “Loans Payable” for further information.

As of September 30, 2026, the Company had cash and cash equivalents of $12.1 million, and an approved, but undrawn credit capacity, which is the amount the Company is permitted to borrow less the amounts outstanding, of $85.6 million and $66.7 million with Goldman and Citibank, respectively. These amounts do not include $70.0 million of undrawn commitments pursuant to the applicable Class A subscription agreements which represent readily available liquidity as of September 30, 2026 with Goldman and Citibank.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$8,721	$2,022
Net cash provided by (used in) investing activities	(88,166)	(225,415)
Net cash provided by (used in) financing activities	84,160	228,371
Net change in cash, cash equivalents and restricted cash	$4,715	$4,978
Net cash provided by (used in) operating activities increased by $6.7 million, primarily due to higher cash interest income and lower paid-in-kind interest, partially offset by lower due to affiliate activity and lower financing fees paid during the period.
Net cash provided by (used in) investing activities increased by $137.2 million, primarily due to lower loan origination volume and a loan repayment during the current period, partially offset by lower escrow deposit activity.
Net cash provided by (used in) financing activities decreased by $144.2 million, primarily due to lower borrowings and lower proceeds from the issuance of redeemable common shares during the current period, partially offset by increased capital contributions from common shareholders.
NAV and NAV Per Share Calculation
For the purposes of the monthly NAV computations, our board of trustees, including a majority of our independent trustees, adopted valuation guidelines that contain a comprehensive set of methodologies used by the Adviser and our independent valuation advisor. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our board of trustees, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2025, for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities, calculating related unrealized gains and losses and our monthly NAV.
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
The monthly NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including distributions payable, accrued management fees, accrued performance fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV also include material nonrecurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.
For purposes of calculating our NAV, neither (1) organization and offering expenses advanced by the Adviser, nor (2) operating expenses advanced by the Adviser, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs, which is expected to begin on March 3, 2027. After August 31, 2026, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on our behalf as and when incurred (or promptly thereafter).
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 (amounts in thousands, except for share amounts):

Amounts
Investments in loans receivable, at fair value	$468,580
Cash and cash equivalents	12,073
Restricted cash	11,489
Accrued interest receivable	2,528
Other assets	14
Unearned stock compensation	5
Loans payable, at fair value	(347,805)
Escrow deposits	(11,489)
Due to affiliates and management fees	(780)
Distributions payable	(1,050)
Interest payable	(894)
Accrued expenses and other liabilities	(136)
Total NAV	$132,535
Number of outstanding shares (all classes)	6,195,787
The following table reconciles U.S. GAAP shareholders’ equity and redeemable common shares per our Condensed Consolidated Balance Sheets to our NAV as of September 30, 2026 (amounts in thousands):

Amounts
Total shareholders’ equity and redeemable common shares	$125,735
Adjustments:
Operating expenses advanced by the Adviser(2)	3,951
Organization and offering costs advanced by the Adviser(1)	2,499
Accrued shareholder servicing fee	347
Unearned stock compensation	5
Other adjustments	(2)
Total NAV	$132,535
(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser through September 30, 2026. The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and shareholder servicing fees) through August 31, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months commencing on March 3, 2027. Organization and offering expenses incurred after August 31, 2026, will be paid by the Company as incurred.
(2)This represents the unamortized amount of operating expenses advanced by the Adviser through September 30, 2026. Pursuant to the Advisory Agreement, the Adviser has agreed to advance certain of the Company’s operating expenses through August 31, 2026. The Company will reimburse the Adviser for such advanced expenses ratably over the 60 months commencing on March 3, 2027. Operating expenses incurred after August 31, 2026, will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026 (amounts in thousands, except for share and per share data):

	Class S Common Shares	Class T Common Shares	Class D Common Shares	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares	Preferred Shares	Total
Total NAV	$—	$—	$—	$1,351	$4,088	$13,885	$707	$112,504	$—	$132,535
Number of outstanding shares	—	—	—	67,075	200,856	682,048	32,529	5,213,279	—	6,195,787
NAV per share as of September 30, 2026	$—	$—	$—	$20.15	$20.36	$20.36	$21.72	$21.58	$—
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
The table below details the net distribution for each of our share classes for the nine months ended September 30, 2026:

	Class I Common Shares	Class F-S Common Shares	Class F-I Common Shares	Class E Common Shares	Class A Common Shares
January 31, 2026	$0.1350	$—	$0.1350	$0.1350	$0.1350
February 28, 2026	0.1350	—	0.1350	0.1350	0.1350
March 31, 2026	0.1350	0.1203	0.1350	0.1350	0.1350
April 30, 2026	0.1350	0.1207	0.1350	0.1350	0.1350
May 31, 2026	0.1350	0.1203	0.1350	0.1350	0.1350
June 30, 2026	0.1350	0.1207	0.1350	0.1350	0.1350
July 31, 2026	0.1700	0.1553	0.1700	0.1700	0.1700
August 31, 2026	0.2250	0.2103	0.2250	0.2250	0.2250
September 30, 2026	0.1700	0.1558	0.1700	0.1700	0.1700
Totals	$1.3750	$1.0034	$1.3750	$1.3750	$1.3750

The following table summarizes our distributions declared during the nine months ended September 30, 2026 (in thousands):

	Amount	%
Distributions
Payable in cash	$7,266	95.2%
Reinvested in shares	366	4.8%
Total distributions	$7,632	100.0%

Sources of Distributions
Cash flows from operating activities(1)	$7,632	100.0%
Total sources of distributions	$7,632	100.0%

Total cash flows from operating activities(1)	$8,721
(1)For the nine months ended September 30, 2026, our cash flows from operating activities funded 100% of our distributions.
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
The net interest income sensitivity analysis calculates the estimated impact over a 12 month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2026.
The estimated impact on net interest income is as follows (dollar amounts in thousands):

Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change to Projected Net Interest Income
+1.00%	$1,206	9.62%
-1.00%	$17	0.14%
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
Foreign Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. Over the term of our investments we generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. In addition, we expect to typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency-denominated cash flows (interest income, principal payments and net sales proceeds after the repayment of debt) we expect to receive from our foreign currency denominated investments. We also expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are engaging in the Offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On December 9, 2024, we began accepting subscriptions from investors in the Offering. As of November 12, 2026, the Company has issued 68,837 Class I common shares, 258,025 Class F-S common shares, 943,080 Class F-I common shares, 35,071 Class E common shares and 5,537,929 Class A common shares, including shares issued pursuant to our DRIP, for an aggregate price of $143.7 million. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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
During the quarter ended September 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company's trustees or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) Cover Page

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

PRINCIPAL CREDIT REAL ESTATE INCOME TRUST

Dated: November 12, 2026	By:	/s/ John T. Berg
John T. Berg Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Brian Riley
Brian Riley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)